Form 10-Q
period 1995-03-31
HEALTH CHEM CORP
filed 1995-05-11
CIK 46428

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE  SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1995          Commission File Number   1-6787




                             HEALTH-CHEM CORPORATION
              (Exact name of registrant as specified in its charter)



       Delaware                                            13-2682801
(State of Incorporation)                     (I.R.S. Employer Identification
No)



          1212 Avenue of the Americas, 24th Floor, New York, NY 10036
                   (Address of principal executive offices)



                 Registrant's Telephone Number:  212-398-0700



The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.


As of April 30, 1995, 7,980,424 shares of Common Stock, $.01 Par Value were outstanding.

                              HEALTH-CHEM CORPORATION                Part I
                            CONSOLIDATED BALANCE SHEETS              Item 1
                                   (In thousands)                    Page 2
                                                   March 31,    December 31,
ASSETS                                               1995           1994
CURRENT ASSETS                                     (Unaudited)
  Cash and cash equivalents                          $   235        $   624
  Accounts receivable, net                             5,832          5,224
  Inventories (Note 3)                                10,710          9,540
  Other current assets                                 1,425          1,097
            Total Current Assets                      18,202         16,485

PROPERTY, PLANT & EQUIPMENT
  Land and buildings                                   5,696          5,696
  Other Property, Plant & Equipment                   18,485         18,087
      Total Property, Plant & Equipment               24,181         23,783
  Less accumulated depreciation & amortization        12,816         12,419
            Net Property, Plant & Equipment           11,365         11,364

NON-CURRENT ASSETS
  Notes receivable                                     1,500          1,500
  Cash surrender value of life insurance policies      1,846          1,808
  Excess of cost over fair value of assets acquired      749            755
  Other non-current assets                               246            265
            Total Non-Current Assets                   4,341          4,328
TOTAL ASSETS                                         $33,908        $32,177

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $ 4,730        $ 4,215
  Accrued expenses and other current liabilities       2,988          3,069
  Income taxes payable                                   633          1,022
            Total Current Liabilities                  8,351          8,306

LONG-TERM LIABILITIES
  10.375% Convertible Subordinated Debentures         11,915         12,500
  Long-term bank debt                                  3,446          1,519
  Other long-term debt                                   200            400
  Minority Interest                                       16              0
  Deferred and other long-term income taxes            1,242            741

REDEEMABLE COMMON STOCK                                    0              0

STOCKHOLDERS' EQUITY
  Convertible special stock                                7              7
  Common stock                                           145            145
  Additional paid in capital                          18,281         18,281
  Less stockholder notes receivable                     <188>          <188>
  Accumulated deficit                                 <1,824>        <1,851>
      Subtotal                                        16,421         16,394
  Less treasury stock, at cost                        <7,683>        <7,683>
            Total Stockholders' Equity                 8,738          8,711
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $33,908        $32,177

See Notes to Consolidated Financial Statements.



                             HEALTH-CHEM CORPORATION                    Part I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)      Item 1
                      (In thousands, except per share amounts)          Page 3


                                                           For The Three Months
                                                              Ended March 31,
                                                             1995          1994
REVENUE:
  Net sales                                               $11,020       $10,764
  Cost of goods sold                                        7,741         7,396
    Gross profit                                            3,279         3,368

OPERATING EXPENSES:
  Selling, general and administrative expense               2,135         1,950
  Research and development expense                            786         1,066
  Net interest expense                                        340           335
    Total operating expenses                                3,261         3,351

INCOME FROM OPERATIONS                                         18            17
  Other income - net                                           87           200

INCOME FROM OPERATIONS BEFORE TAXES AND MINORITY INTEREST     105           217
  Income tax provision                                         67            24

INCOME BEFORE MINORITY INTEREST                                38           193
  Minority Interest in earnings of subsidiary                 <16>            0

INCOME BEFORE EXTRAORDINARY GAIN                               22           193
  Extraordinary gain from repurchase of debentures              4             1

NET INCOME                                                $    26       $   194



Earnings per common share (Primary & Fully Diluted)
(Note 4):

  Income before extraordinary gain                        $  0.00       $  0.02
  Extraordinary gain from repurchase of debentures           0.00          0.00

NET INCOME PER SHARE                                      $  0.00       $  0.02


Average number of common and common equivalent shares outstanding, excluding redeemable common shares (Note 4)

     Primary                                                7,996         7,467
     Fully Diluted                                          8,000         7,467


See Notes to Consolidated Financial Statements.




                              HEALTH-CHEM CORPORATION                   Part I
                         CONSOLIDATED CASH FLOW STATEMENTS              Item 1
                                    (Unaudited)                         Page 4
                                  (In thousands)

                                                          For The Three Months
                                                            Ended March 31,
                                                            1995         1994
Cash was Provided by <Used for>:
OPERATIONS:
 Income before extraordinary gain                         $    22     $   193
 Adjustments to reconcile to net cash provided by
 <used for> operations:
   Depreciation and amortization                              421         405
   Deferred income taxes                                        6         <27>
   Minority interest                                           16           0
   Changes in:
    Accounts receivable                                      <608>     <1,203>
    Inventories                                            <1,170>       <548>
    Other current assets                                     <199>        276
    Other non-current assets                                  <38>        101
    Accounts payable                                          515         <56>
    Accrued expenses and other current liabilities           <687>       <165>
    Interest and income taxes payable                         289         352
 Net cash used for operations                              <1,433>       <672>

INVESTING:
 Additions to property, plant and equipment                  <399>       <352>
 Proceeds on disposals of property, plant and equipment         0           7
 Payments received on notes receivable                         31          75
 Net cash used for investing                                 <368>       <270>

FINANCING:
 Long-term debt proceeds                                    3,077       1,400
 Long-term debt payments                                   <1,150>       <400>
 Repurchase of convertible subordinated debentures           <515>        <82>
 Net cash provided by financing                             1,412         918


Net Decrease in Cash and Cash Equivalents                    <389>        <24>
Cash and Cash Equivalents at beginning of period              624         460
Cash and Cash Equivalents at end of period                $   235     $   436


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest                $    58     $    22
  Cash paid during the period for income taxes                119          71



See Notes to Consolidated Financial Statements.

                                HEALTH-CHEM CORPORATION               Part I
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                      (Unaudited)                     Page 5



1.  Basis of Presentation

The Consolidated Balance Sheet as of March 31, 1995, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended March 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

2.  Taxes on Income  (In thousands)                   For the Three Months
                                                        Ended March 31,
                                                        1995         1994
    The provision for income taxes includes:
      State and local income taxes                     $   8        $  12
      Federal income taxes                                61           12
        Total                                          $  69        $  24

    Taxes charged <credited> to operations are
    comprised of:
      Currently payable                                $  63        $  51
      Deferred                                             6          <27>
        Total                                          $  69        $  24

    Charged to:
      Income before extraordinary gain                 $  67        $  24
      Extraordinary gain on repurchase of debentures       2            0
        Total                                          $  69        $  24


    A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                      For the Three Months
                                                        Ended March 31,
                                                        1995         1994

    Tax provision at statutory rate                    $  38        $  74
    Increase <decrease> resulting from:
      Intangibles and officers life insurance premiums    22           18
      Proceeds from officers life insurance                0          <81>
      State and local taxes, net of federal tax benefit    4            9
      Other                                                5            4
        Tax provision                                  $  69        $  24

                                 HEALTH-CHEM CORPORATION             Part I
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    Item 1
                                      (Unaudited)                    Page 6





3.  Inventories (In thousands)

                                          March 31, 1995    December 31, 1994

    Raw materials                             $ 5,849            $5,222
    Finished goods and work-in-process          4,861             4,318
      Total Inventory                         $10,710            $9,540



4.  Earnings Per Share

Primary and fully diluted earnings per share are based upon the weighted average number of common and common equivalent shares outstanding. Shares issuable upon exercise of dilutive stock options are included in the number of common and common equivalent shares outstanding for 1995 and 1994. Subordinated debentures are anti-dilutive for all periods presented.
Accretion of discount on redeemable common stock (redeemed in July 1994) of $22,500 for the quarter ended March 31, 1994 has been deducted from net income and income before extraordinary gain for the purposes of computing earnings per share.

5.  Subsequent Event

On April 25, 1995 the Company announced that its Board of Directors has approved a plan to distribute to its shareholders rights to purchase shares of its subsidiary, Transderm Laboratories Corporation. Transderm Laboratories is the parent company of Hercon Laboratories, which develops and manufactures transdermal pharmaceutical products. In an earlier transaction, Hercon Laboratories' environmental chemical business was being split off into another subsidiary of Health-Chem. It is anticipated that Transderm Laboratories Corporation will trade over the counter.

Following the effectiveness of a registration statement under the Securities Act of 1933, covering the purchase warrants and the underlying shares of
Transderm   Laboratories, warrants to purchase shares of Transderm
Laboratories will be issued to Health-Chem's shareholders of record on a date to be determined. If all warrants are exercised, approximately 10% of the common stock will be owned by Health-Chem shareholders. The remainder of Transderm Laboratories will be owned by Health-Chem Corporation. The transaction is expected to be completed early in the third quarter of 1995.

                                HEALTH-CHEM CORPORATION              Part I
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF      Item 2
                     FINANCIAL CONDITION & RESULTS OF OPERATIONS     Page 7

Liquidity

The following measures of liquidity are derived from the Company's Consolidated Financial Statements:

                                                  March 31,    December 31,
                                                     1995            1994
                                               -------------   ------------

Working Capital (current assets less current
  liabilities, in thousands)                          $9,851          8,179

Current Ratio (current assets/current
  liabilities)                                           2.2            2.0

Quick Ratio (cash & receivables/current
  liabilities)                                            .7             .7


Working capital increased $1.7 million from December 31, 1994 to March 31, 1995 due primarily to a $1.7 million increase in current assets. Inventories increased $1.2 million, accounts receivable, net increased $.6 million, other current assets increased $.3 million and cash & cash equivalents decreased $.4 million. Inventory growth, principally related to synthetic fabric products, is expected to decrease over the remainder of 1995 as manufacturing processes are redesigned and improved as a result of controls inherent to the Company's new computer system.

Accounts receivable, net increased $.6 million principally reflecting the fact that the majority of the quarter's sales were in the later part of the quarter. Cash used by operations and cash generated by financing activities for the quarter ended March 31, 1995 were both $1.4 million.

The Company expects to meet $0.7 million of debenture interest payments each April and October and other periodic interest payments out of working capital. The required $1.5 million sinking fund payment on the Company's subordinated debentures due on April 15, 1995 was satisfied by application of $.5 million debentures previously repurchased and by calling for redemption the remaining $1 million. The Company owns an additional $.6 million of debentures which may be used to meet the 1996 sinking fund requirements.

The Company has not paid cash dividends and does not anticipate paying such dividends on its common stock in the foreseeable future.

Capital Resources

At March 31, 1995, the Company had borrowed $3.4 million on its $6.0 million line of credit from the First National Bank of Maryland. The credit line bears interest, at the Company's option, at either the bank's prime rate or the London Inter-Bank Offer Rate, is secured by the Company's assets with the exception of real estate, and expires in July of 1997. Subsequent to March 31, 1995, the Company borrowed an additional $1.8 million on the line of credit increasing the balance to $5.2 million at April 30, 1995. It is the Company's practice to utilize the line of credit to fund current obligations when required and to pay down the line of credit when funds become available.

                                HEALTH-CHEM CORPORATION              Part I
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF      Item 2
                     FINANCIAL CONDITION & RESULTS OF OPERATIONS     Page 8


In efforts to meet sinking fund requirements the Company purchased, in market transactions throughout the first quarter of 1995, $0.5 million principal amount of its 10.375% convertible subordinated debentures for $0.5 million. Additional debentures may be repurchased and retired or, if debentures are not available for purchase, the Company may call for redemption the amount required to meet sinking fund requirements.

The Company's debt to equity ratio was 3:1 at March 31, 1995 and at December 31, 1994.

Management believes anticipated expenditures in 1995 such as capital expenditures, debenture repurchasing, research and development costs and other operating expenses will be funded with cash generated from operations, supplemented by the utilization of the line of credit. The Company anticipates capital expenditures for property plant and equipment in 1995 to be approximately $3.5 million to $4.0 million. These capital expenditures will primarily consist of manufacturing tooling and equipment and leasehold improvements.


Results of Operations

Sales increased $.3 million, or 2% for the three months ended March 31, 1995 as compared to the same period for 1994. The increase is due primarily to a $.6 million increase in the sales of transdermal nitroglycerin patches, offset by a $.2 million decrease in the sales of environmental products and a $.1 million decrease in synthetic fabrics sales. Transdermal nitroglycerin patch sales have increased due partially to market demand and partially due to distributors adjusting their inventories. Environmental product sales decreased $.2 million due primarily to the loss of a customer for the Japanese Beetle Lures. The Company plans to rebuild this business through new distributors. Synthetic fabrics sales decreased $.1 million due principally to decrease in customer demand.

Gross profit decreased $.1 million, or 3% for the three months ended March 31, 1995 as compared to the same period in 1994. The decrease is due primarily to decreased gross profits from sales of synthetic fabrics of $.5 million and environmental products of $.2 million, offset by increased gross profits from sales of transdermal nitroglycerin patches of $.6 million. Gross profit as a percent of sales was 30% for the three months ended March 31, 1995 as compared to 31% for the same period in 1994. This decrease was primarily the result of increased raw material and overhead costs related to sales of synthetic fabrics and lower gross margins for the Company's environmental products.

Selling, general and administrative expenses increased $.2 million for the three months ended March 31, 1995 as compared to the corresponding period in 1994. The increase is due primarily to a $.2 million non-recurring reduction of 1994 expenses from a receipt for life insurance proceeds relating to a former officer.

                                HEALTH-CHEM CORPORATION              Part I
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF      Item 2
                     FINANCIAL CONDITION & RESULTS OF OPERATIONS     Page 9




Research & Development expense decreased $.3 million for the three months ended March 31, 1995 as compared to the same period in 1994 due primarily to lower outside testing expenses related to pharmaceutical product research. The Company views this decrease as temporary and anticipates research and development expenses related to pharmaceutical products in 1995 to equal or exceed 1994 levels as new studies for patch applications are developed from initial formulation work through commercial scale up and current studies advance through various phases of completion.


Interest expense is approximately the same for the three months ended March 31, 1995 as compared to the same period in 1994. Total debt at March 31, 1995 is higher as compared to March 31, 1994, however the average interest rate is lower. The balance on the Company's long-term line of credit was $3.4 million at March 31, 1995 as compared to $1 million at the end of the same period in 1994. This increase was partially offset by a $1 million decrease in the balance of the Company's subordinated debentures from the prior period.

Other income - net decreased $.1 million for the three months ended March 31, 1995 as compared to the corresponding period in 1994. The decrease is due primarily to a 1994 non-recurring sale of equipment.

Income from operations before taxes and minority interest decreased $.1 million for the three months ended March 31, 1995 as compared to the corresponding period in 1994 due primarily to the net decrease in other income. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes (See Note
2). In 1994, the tax provision was lower due primarily to a nontaxable receipt relating to life insurance proceeds. Minority interest in earnings of subsidiary represents a shareholder's interest in the earnings of a subsidiary which now has a positive net worth.

The results of operations for the periods ended March 31, 1995 and 1994 are not necessarily indicative of the operating results for the full years.

                                                                     Part II
                                                                     Item 1
                                                                     Page 10



PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  EXHIBITS

10.1 Employment Agreement between Marvin M. Speiser and the Company dated April 4, 1995. Filed herewith on page 11.

10.2 Employment Agreement between Robert D. Speiser and the Company dated April 4, 1995. Filed herewith on page 21.

(b) During the three months ended March 31, 1995 the Company did not file any reports on Form 8-K.



                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HEALTH-CHEM CORPORATION




May 11, 1995                        /s/  Marvin M. Speiser
                                    By:  Marvin M. Speiser
                                         Chairman of the Board and
                                         President (Principal
                                         Executive Officer)



                                    /s/  Paul R. Moeller
                                    By:  Paul R. Moeller
                                         Vice President - Finance
                                         (Principal Financial Officer)
                                         (Principal Accounting Officer)