Form 10-Q
period 1995-06-30
HEALTH CHEM CORP
filed 1995-08-09
CIK 46428

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE  SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1995         Commission File Number   1-6787




                             HEALTH-CHEM CORPORATION

            (Exact name of registrant as specified in its charter)



       Delaware                                         13-2682801
(State of Incorporation)                  (I.R.S. Employer Identification No)



          1212 Avenue of the Americas, 24th Floor, New York, NY 10036
                   (Address of principal executive offices)



                 Registrant's Telephone Number:  212-398-0700



The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.


As of July 31, 1995, 7,980,424 shares of Common Stock, $.01 Par Value were outstanding.

                               HEALTH-CHEM CORPORATION                 Part I
                            CONSOLIDATED BALANCE SHEETS                Item 1
                                   (In thousands)                      Page 2
                                                      June 30,    December 31,
                                                        1995          1994

ASSETS                                               (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                            $   276        $   624
  Accounts receivable, net                               6,384          5,224
  Inventories (Note 3)                                   9,163          9,540
  Other current assets                                   1,388          1,097
            Total Current Assets                        17,211         16,485

PROPERTY, PLANT & EQUIPMENT
  Land and buildings                                     5,696          5,696
  Other Property, Plant & Equipment                     19,147         18,087
      Total Property, Plant & Equipment                 24,843         23,783
  Less accumulated depreciation & amortization          13,219         12,419
            Net Property, Plant & Equipment             11,624         11,364

NON-CURRENT ASSETS
  Notes receivable                                       1,500          1,500
  Cash surrender value of life insurance policies        1,846          1,808
  Excess of cost over fair value of assets acquired        743            755
  Other non-current assets                                 227            265
            Total Non-Current Assets                     4,316          4,328
TOTAL ASSETS                                           $33,151        $32,177

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                     $ 4,704        $ 4,215
  Accrued expenses and other current liabilities         2,528          3,069
  Deferred and other income taxes payable                  599          1,022
            Total Current Liabilities                    7,831          8,306

LONG-TERM LIABILITIES
  10.375% Convertible Subordinated Debentures           11,000         12,500
  Long-term bank debt                                    4,920          1,519
  Other long-term debt                                     200            400
   Deferred and other long-term income taxes               836            741
   Other long-term liabilities                             133              0

REDEEMABLE COMMON STOCK                                      0              0

STOCKHOLDERS' EQUITY
  Convertible special stock                                  7              7
  Common stock                                             145            145
  Additional paid in capital                            18,281         18,281
  Less stockholder notes receivable                       <148>          <188>
  Accumulated deficit                                   <2,371>        <1,851>
      Subtotal                                          15,914         16,394
  Less treasury stock, at cost                          <7,683>        <7,683>
            Total Stockholders' Equity                   8,231          8,711
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $33,151        $32,177

See Notes to Consolidated Financial Statements.
                          HEALTH-CHEM CORPORATION                   Part I

             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)      Item 1
                  (In thousands, except per share amounts)          Page 3

                                                        For The Six Months
                                                          Ended June 30,
                                                           1995        1994
REVENUE:
  Net sales                                             $22,997     $22,960
  Cost of goods sold                                     17,085      15,620
  Gross profit                                            5,912       7,340

OPERATING EXPENSES:
  Selling, general and administrative expense             4,608       4,300
  Research and development expense                        1,569       1,915
  Net interest expense                                      679         707
    Total operating expenses                              6,856       6,922

INCOME <LOSS> FROM OPERATIONS                              <944>        418
  Other income - net                                        300         403

INCOME <LOSS> FROM OPERATIONS BEFORE TAXES                 <644>        821
  Income tax provision <benefit>                           <123>        292

INCOME <LOSS> BEFORE EXTRAORDINARY ITEM                    <521>        529
  Extraordinary gain from repurchase of debentures            1           2

NET INCOME <LOSS>                                       $  <520>    $   531



Earnings per Common Share (Primary & Fully Diluted)
(Note 4):

  Income <Loss> before extraordinary item               $ <0.07>    $  0.07
  Extraordinary gain from repurchase of debentures         0.00        0.00
NET INCOME <LOSS> PER SHARE                             $ <0.07>    $  0.07

Average number of common and common equivalent shares outstanding excluding redeemable common shares in 1994 (Note 4):

    Primary                                               7,994       7,450
    Fully Diluted                                         7,997       7,450

See Notes to Consolidated Financial Statements.











                          HEALTH-CHEM CORPORATION                   Part I

             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)      Item 1
                  (In thousands, except per share amounts)          Page 4

                                                       For The Three Months
                                                          Ended June 30,
                                                          1995         1994
REVENUE:
  Net sales                                            $11,977      $12,196
  Cost of goods sold                                     9,344        8,224
  Gross profit                                           2,633        3,972

OPERATING EXPENSES:
  Selling, general and administrative expense            2,473        2,350
  Research and development expense                         783          849
  Net interest expense                                     339          372
    Total operating expenses                             3,595        3,571

INCOME <LOSS> FROM OPERATIONS                             <962>         401
  Other income - net                                       212          203

INCOME <LOSS> FROM OPERATIONS BEFORE TAXES
  AND MINORITY INTEREST                                   <750>         604
  Income tax provision <benefit>                          <190>         268

INCOME <LOSS> BEFORE MINORITY INTEREST                    <560>         336
  Minority interest in losses of subsidiary                 16            0

INCOME <LOSS> BEFORE EXTRAORDINARY ITEM                   <544>         336
  Extraordinary gain <loss> from repurchase
      of debentures                                         <3>           1

NET INCOME <LOSS>                                      $  <547>     $   337

Earnings per Common Share (Primary & Fully Diluted)
(Note 4):

  Income <Loss> before extraordinary item              $ <0.07>     $  0.04
  Extraordinary gain <loss> from repurchase of
    debentures                                            0.00         0.00
NET INCOME <LOSS> PER SHARE                            $ <0.07>     $  0.04

Average number of common and common equivalent shares outstanding, excluding redeemable common shares in 1994 (Note 4):

    Primary                                              7,993        7,433
    Fully diluted                                        7,994        7,433

See Notes to Consolidated Financial Statements.






                          HEALTH-CHEM CORPORATION                   Part I
                     CONSOLIDATED CASH FLOW STATEMENTS              Item 1
                                (Unaudited)                         Page 5
                              (In thousands)
                                                          For The Six Months
                                                             Ended June 30,
                                                            1995        1994
Cash was Provided by <Used for>:
OPERATIONS:
 Income <Loss> before extraordinary item                 $  <521>     $  529
 Adjustments to reconcile to net cash provided by
 <used for> operations:
   Depreciation and amortization                             844         817
   Deferred income taxes                                    <232>         67
   Changes in:
    Accounts receivable                                   <1,160>     <1,350>
    Inventories                                              378      <1,303>
    Other current assets                                    <330>        299
    Other non-current assets                                 <39>        117
    Accounts payable                                         489       1,199
    Accrued expenses and other current liabilities          <721>       <205>
    Interest and income taxes payable                       <129>        <46>
    Other long-term liabilities                              133           0
   Other, net                                                  0        <109>
 Net cash provided by <used for> operations               <1,288>         15

INVESTING:
 Additions to property, plant and equipment               <1,061>       <851>
 Proceeds on disposals of property, plant and equipment        0          11
 Payments received on notes receivable                        71         258
 Net cash used for investing                                <990>       <582>

FINANCING:
 Long-term debt proceeds                                   6,301       2,600
 Long-term debt payments                                  <2,900>     <1,200>
 Repurchase of convertible subordinated debentures        <1,471>       <225>
 Net cash provided by financing                            1,930       1,175

Net Increase <Decrease> in Cash and Cash Equivalents        <348>        608

Cash and Cash Equivalents at beginning of period             624         460
Cash and Cash Equivalents at end of period               $   276     $ 1,068


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest               $   831     $   780
  Cash paid during the period for income taxes               200         310

See Notes to Consolidated Financial Statements.


                             HEALTH-CHEM CORPORATION                  Part I
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         Item 1
                                  (Unaudited)                         Page 6

  1.  Basis of Presentation

The Consolidated Balance Sheet as of June 30, 1995, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended June 30, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at June 30, 1995 and for all periods presented.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 Annual Report on Form 10-K. The results of operations for the periods ended June 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.


  2.  Taxes on Income  (In thousands)                     For the Six Months
                                                            Ended June 30,
                                                            1995        1994

      The income tax provision <benefit> includes:
        State and local income taxes                      $   58      $   77
        Federal income taxes                                <180>        216
          Total                                           $ <122>     $  293

      Taxes on income are comprised of:
        Currently payable                                 $  110      $  226
        Deferred <benefit> payable                          <232>         67
          Total                                           $ <122>     $  293

      Taxes are charged <credited> to:
        Operations                                        $ <123>     $  292
        Extraordinary gain on repurchase of debentures         1           1
          Total                                           $ <122>     $  293














                             HEALTH-CHEM CORPORATION                 Part I
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Item 1
                                   (Unaudited)                       Page 7

     A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                          For the Six Months
                                                            Ended June 30,
                                                            1995         1994

     Tax provision <benefit> at statutory rate             $<218>       $ 280
     Increase <decrease> resulting from:
     Proceeds from officers life insurance                     0          <81>
     Intangibles and officers life insurance premiums         48           41
     State and local taxes, net of federal tax benefit        38           51
     Other                                                    10            2
       Tax provision <benefit>                             $<122>       $ 293


 3.  Inventories (In thousands)
                                            June 30, 1995    December 31, 1994

     Raw materials                              $5,450              $5,222
     Finished goods and work-in-process          3,713               4,318
       Total Inventory                          $9,163              $9,540

 4.  Earnings Per Share

Primary and fully diluted earnings per share are based upon the weighted average number of common and common equivalent shares outstanding. Shares issuable upon exercise of dilutive stock options are included in the number of common and common equivalent shares outstanding for 1995 and 1994. Subordinated debentures are anti-dilutive for all periods presented. Accretion of discount on redeemable common stock (redeemed in July 1994) of $45,000 for the six months ended June 30, 1994 and $22,500 for the quarter ended June 30, 1994 has been deducted from net income and income before extraordinary gain for the purposes of computing earnings per share for the respective periods.

 5.  Subsequent Event

On July 28, 1995 a registration statement covering subscription rights for shares representing 10% of the outstanding common stock of the Company's Transderm Laboratories Corporation subsidiary was filed with the Securities and Exchange Commission. Expenses of the registration statement are expected to consume all of the proceeds to be received ($400,000). Expenses incurred through June 30, 1995 ($205,000) have been deferred and are classified as an other current asset. Following the effectiveness of the registration statement under the Securities Act of 1933, it is anticipated that Transderm Laboratories Corporation's stock will trade on the over the counter market. Transderm Laboratories is the parent company of Hercon Laboratories, which develops and manufactures transdermal pharmaceutical products.


                             HEALTH-CHEM CORPORATION                 Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF       Item 2
                   FINANCIAL CONDITION & RESULTS OF OPERATIONS       Page 8

Liquidity

The following measures of liquidity are derived from the Company's
Consolidated
Financial Statements:
                                                   June 30,       December 31,
                                                     1995             1994

Working Capital (current assets less current
  liabilities, in thousands)                          $9,380           $8,179

Current Ratio (current assets/current
  liabilities)                                           2.2              2.0

Quick Ratio (cash & receivables/current
  liabilities)                                            .9               .7

Working capital increased $1.2 million from December 31, 1994 to June 30, 1995 due to a $0.7 million increase in current assets and a $.5 million decrease in current liabilities. Increases in working capital were primarily the result of increases in accounts receivable, net, and other current assets of $1.2 million and $.3 million, respectively, along with decreases in accrued expenses and other current liabilities, and deferred and other income taxes payable of $.5 million and $.4 million, respectively. These increases to working capital were partially offset by decreases to cash & cash equivalents and inventory of $.3 million and $.4 million, respectively along with an increase in accounts payable of $.5 million.

Cash used by operations and cash generated by financing activities for the six months ended June 30, 1995 was $1.3 million and $1.9 million, respectively.

The Company expects to meet $.7 million of debenture interest payments each April and October and other periodic interest payments out of working capital. The required $1.5 million sinking fund payment on the Company's subordinated debentures due on April 15, 1995 was satisfied by application of $.5 million debentures previously repurchased and by calling for redemption the remaining $1 million. The Company owns an additional $.5 million of debentures which may be used to meet the 1996 sinking fund requirement.

The Company has not paid cash dividends and does not anticipate paying such dividends on its common stock in the foreseeable future.

Capital Resources
At June 30, 1995, the Company had borrowed $4.9 million on its $6.0 million line of credit from the First National Bank of Maryland. The credit line bears interest, at the Company's option, at either the bank's prime rate or the London Inter-Bank Offer Rate, is collaterized by the Company's assets with the exception of real estate, and expires in July of 1997. Subsequent to June 30, 1995, the Company paid $0.5 million on the line of credit during the month of July. It is the Company's practice to utilize the line of credit to fund current obligations when required and to pay down the line of credit when funds become available.


                           HEALTH-CHEM CORPORATION                 Part I
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS        Page 9

During the six months ended June 30, 1995, the Company purchased in market transactions, $.5 million principal amount of its 10.375% convertible subordinated debentures for $.5 million. The Company may repurchase and retire or, if debentures are not available for purchase, the Company may call for redemption the amount required to meet sinking fund requirements.

The Company's debt to equity ratio was 3:1 at June 30, 1995, unchanged from December 31, 1994.

Management believes 1995 capital expenditures, debenture repurchases, research and development costs and other operating expenses will be funded with cash generated from operations, supplemented by the utilization of the line of credit. The Company estimates that 1995 capital expenditures for property, plant and equipment will be approximately $3.0 million to $3.5 million. These capital expenditures will primarily consist of manufacturing tooling and equipment and leasehold improvements.


Results of Operations

Sales were approximately the same for the six months ended June 30, 1995 as compared to the same period in 1994. Sales of transdermal nitroglycerin patches increased $.4 million, offset by sales decreases of synthetic fabrics of $.3 million and environmental products of $.1 million. The transdermal nitroglycerin patch sales increase is due partially to increased market demand and partially due to distributors adjusting their inventories. Synthetic fabrics sales are lower due primarily to timing of customer demand for certain fabrics related to foreign and governmental sales. The environmental product sales decrease is due primarily to the loss of a customer for the Japanese Beetle Lures.

Sales decreased $.2 million, or 2% for the quarter ended June 30, 1995 as compared to the same period in 1994. Sales of transdermal nitroglycerin patches and synthetic fabrics decreased $.2 million and $.1 million, respectively, while environmental product sales increased $.1 million. Transdermal nitroglycerin patch sales decreased for the quarter due primarily to decreased market demand and distributors adjusting their inventories. Synthetic fabrics sales decreased for the same reasons described above for the six months ended June 30, 1995. The environmental product sales increase is due primarily to increased sales of disruptants and insecticides.














                            HEALTH-CHEM CORPORATION                 Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF      Item 2
                    FINANCIAL CONDITION & RESULTS OF OPERATIONS    Page 10


Gross profit decreased $1.4 million, or 19% and gross profit as a percentage of sales decreased to 26% from 32% for the six months ended June 30, 1995 as compared to the same period in 1994. Gross profit for synthetic fabric and environmental products decreased $1.8 million and $.1 million, respectively while transdermal nitroglycerin patch gross profit increased $.5 million as compared to the same period last year. Gross profit for synthetic fabrics was lower due primarily to cost of sales increases reflecting $1.5 million for additional material costs, including rising raw material costs and $.3 million for increased plant overhead. Selling prices could not be increased to offset these rising costs because of market conditions. Transdermal nitroglycerin patch gross profit increased due primarily to increased sales volumes of higher margin product.

Gross profit decreased $1.3 million, or 34% and gross profit as a percentage of sales decreased to 22% from 33% for the three months ended June 30, 1995 as compared to the same period in 1994. Gross profit for synthetic fabric products and transdermal nitroglycerin patches decreased $1.3 million and $.1 million, respectively while gross profit for environmental products increased $.1 million as compared to the same period last year. Gross profit for synthetic fabrics decreased due primarily to the same reasons as mentioned for the six months ended June 30 1995. Transdermal nitroglycerin patch gross profit decreased due primarily to decreased sales volumes of higher margin products. Environmental products gross profit increased due primarily to increased sales volumes of higher margin products.

Selling, general and administrative expenses increased $.3 million for the six months ended June 30, 1995 as compared to the same period in 1994. The increase is due primarily to increases in payroll related expenses and a non-recurring reduction to 1994 expenses from a receipt for life insurance proceeds relating to a former officer. These increases were offset, in part, by a decrease in commission expenses related to lower synthetic fabrics sales. For the quarter ended June 30, 1995, selling, general and administrative expenses increased $.1 million due primarily to the same reasons described above.

Research and development expenses decreased $.3 million and $.1 million for the six months and quarter ended June 30, 1995, respectively as compared to the corresponding periods in 1994. These decreases are due primarily to lower outside testing expenses related to pharmaceutical product research. The Company believes this decrease is temporary and anticipates research and development expenses in 1995 related to pharmaceutical products to equal or exceed 1994 levels as new studies for patch applications are developed from initial formulation work through commercial scale-up and current studies advance through various phases of completion.








                            HEALTH-CHEM CORPORATION                 Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF      Item 2
                    FINANCIAL CONDITION & RESULTS OF OPERATIONS    Page 11


Interest expense is approximately the same for the six months ended June 30, 1995 and for the quarter ended June 30, 1995 as compared to the same periods in 1994. Total debt has increased $1.5 million at June 30, 1995 as compared to June 30, 1994, however the average interest rate is lower. The balance on the Company's long-term line of credit increased $3.4 million while the balance of the Company's subordinated debentures decreased $1.8 million at June 30, 1995 as compared to June 30, 1994.

Other income - net decreased $.1 million for the six months ended and was approximately the same for the quarter ended June 30, 1995 as compared to the same periods for 1994.

Income from operations before taxes decreased $1.5 million and $1.4 million for the six months and quarter ended June 30, 1995, respectively as compared to the same periods in 1994 due primarily to the factors discussed above. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes (See Note 2).


The results of operations for the periods ended June 30, 1995 and 1994 are not necessarily indicative of the operating results for the full years.






                                                                    Part II
                                                                    Item 1
                                                                    Page 12

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 11, 1995. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

   Nominee                      In Favor                 Withheld

Steven Bernstein                6,323,763                 929,085
Matthew Goldstein               6,322,799                 930,049
Samuel R. Goodson               6,323,676                 929,172
Paul R. Moeller                 6,323,763                 929,085
Eugene Roshwalb                 6,323,155                 929,693
Bruce M. Schloss                6,323,763                 929,085
Gregory P. Speiser              6,320,801                 932,047
Marvin M. Speiser               6,311,665                 941,183
Robert D. Speiser               6,320,947                 931,901
Milton Y. Zussman               6,321,376                 931,472

The results of the voting on the adoption of the 1995 Performance
Equity Plan were as follows:

     For           Against        Abstained     Broker Non-Vote

  3,737,691       1,214,600        175,492         1,778,457

Item 6.  Exhibits and Reports on Form 8-K

(a)  EXHIBITS

2 Plan of Reorganization and Asset Exchange Agreement dated as of June 30, 1995, by and among Health-Chem Corporation, Herculite Products, Inc. and Transderm Laboratories Corporation. Incorporated herein by reference to
      Exhibit 2 to Registration Statement on Form S-1 (Reg. No. 33-95080) for Transderm Laboratories Corporation, as filed with the Commission on July 28, 1995.

10.1 Asset Acquisition Agreement dated April 28, 1995 between Hercon Environmental Corporation and Hercon Laboratories Corporation. Incorporated herein by reference to Exhibit 10.7 to Registration Statement on Form S-1 (Reg. No. 33-95080) for Transderm Laboratories Corporation, as filed with the Commission on July 28, 1995.

(b) During the six months ended June 30, 1995 the Company did not file any reports on Form 8-K.










                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HEALTH-CHEM CORPORATION


August 8, 1995                      /s/  Marvin M. Speiser
                                    By:  Marvin M. Speiser
                                         Chairman of the Board and President
                                         (Principal Executive Officer)


                                    /s/  Paul R. Moeller
                                    By:  Paul R. Moeller
                                         Vice President - Finance
                                         (Principal Financial Officer)

