Form 10-Q
period 1995-09-30
HEALTH CHEM CORP
filed 1995-11-13
CIK 46428

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1995      Commission File Number   1-6787




                             HEALTH-CHEM CORPORATION

            (Exact name of registrant as specified in its charter)



       Delaware                                            13-2682801
(State of Incorporation)                    (I.R.S. Employer Identification
No.)



          1212 Avenue of the Americas, 24th Floor, New York, NY 10036
                   (Address of principal executive offices)



                 Registrant's Telephone Number:  212-398-0700



The registrant has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.


As of October 31, 1995, 7,982,424 shares of Common Stock, $.01 Par Value were outstanding.


                               HEALTH-CHEM CORPORATION                 Part I
                            CONSOLIDATED BALANCE SHEETS                Item 1
                                   (In thousands)                      Page 2


                                                 September 30,    December 31,
ASSETS                                                1995            1994

                                                   (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                            $   287        $   624
  Accounts receivable, net                               6,394          5,224
  Inventories (Note 3)                                   8,413          9,540
  Other current assets                                   1,962          1,097
            Total Current Assets                        17,056         16,485

PROPERTY, PLANT & EQUIPMENT
  Land and buildings                                     5,713          5,696
  Other Property, Plant & Equipment                     20,026         18,087
      Total Property, Plant & Equipment                 25,739         23,783
  Less accumulated depreciation & amortization          13,626         12,419
            Net Property, Plant & Equipment             12,113         11,364

NON-CURRENT ASSETS
  Notes receivable                                       1,500          1,500
  Cash surrender value of life insurance policies        1,888          1,808
  Excess of cost over fair value of assets acquired        737            755
  Other non-current assets                                 211            265
            Total Non-Current Assets                     4,336          4,328
TOTAL ASSETS                                           $33,505        $32,177



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                     $ 3,912        $ 4,215
  Accrued expenses and other current liabilities         2,829          3,069
  Deferred and other income taxes payable                  623          1,022
            Total Current Liabilities                    7,364          8,306

LONG-TERM LIABILITIES
  10.375% Convertible Subordinated Debentures           11,000         12,500
  Long-term bank debt (Note 6)                           4,917          1,519
  Other long-term debt                                     466            400
  Deferred and other long-term income taxes              1,250            741

STOCKHOLDERS' EQUITY
  Convertible special stock                                  7              7
  Common stock                                             145            145
  Additional paid in capital                            18,287         18,281
  Less stockholder notes receivable                       <148>          <188>
  Accumulated deficit                                   <2,100>        <1,851>
      Subtotal                                          16,191         16,394
  Less treasury stock, at cost                          <7,683>        <7,683>
            Total Stockholders' Equity                   8,508          8,711
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $33,505        $32,177

See Notes to Consolidated Financial Statements.



                              HEALTH-CHEM CORPORATION                  Part I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                      (In thousands, except per share amounts)         Page 3



                                                        For The Nine Months
                                                        Ended September 30,
                                                          1995        1994
REVENUE:
  Net sales                                             $36,009     $34,771
  Cost of goods sold                                     25,986      23,659
  Gross profit                                           10,023      11,112

OPERATING EXPENSES:
  Selling, general and administrative expense             7,024       6,396
  Research and development expense                        2,539       2,612
  Net interest expense                                    1,038       1,065
    Total operating expenses                             10,601      10,073

INCOME <LOSS> FROM OPERATIONS                              <578>      1,039
  Other income - net                                        389         517

INCOME <LOSS> FROM OPERATIONS BEFORE TAXES                 <189>      1,556
  Income tax provision                                       63         610

INCOME <LOSS> BEFORE EXTRAORDINARY GAIN                    <252>        946
  Extraordinary gain from repurchase of
  debentures                                                  3           3

NET INCOME <LOSS>                                       $  <249>    $   949



Earnings per Common Share (Primary & Fully Diluted)
(Note 4):

  Income <loss> before extraordinary gain               $  <.03>    $   .12
  Extraordinary gain from repurchase of
  debentures                                                .00         .00
NET INCOME <LOSS> PER SHARE                             $  <.03>    $   .12

Average number of common and common equivalent
  shares outstanding excluding redeemable common
  shares in 1994 (Note 4):
     Primary                                              7,992       7,603
     Fully Diluted                                        7,994       7,603






See Notes to Consolidated Financial Statements.






                              HEALTH-CHEM CORPORATION                  Part I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                      (In thousands, except per share amounts)         Page 4


                                                       For The Three Months
                                                       Ended September 30,
                                                         1995         1994
REVENUE:
  Net sales                                            $13,012      $11,811
  Cost of goods sold                                     8,901        8,039
  Gross profit                                           4,111        3,772

OPERATING EXPENSES:
  Selling, general and administrative expense            2,416        2,096
  Research and development expense                         970          697
  Net interest expense                                     359          358
    Total operating expenses                             3,745        3,151

INCOME FROM OPERATIONS                                     366          621
  Other income - net                                        89          114

INCOME FROM OPERATIONS BEFORE TAXES                        455          735
  Income tax provision                                     186          318

INCOME BEFORE EXTRAORDINARY GAIN                           269          417
  Extraordinary gain from repurchase of
  debentures                                                 2            1

NET INCOME                                             $   271      $   418


Earnings per Common Share (Primary & Fully Diluted)
(Note 4):

  Income before extraordinary gain                     $   .03      $   .05
  Extraordinary gain from repurchase of
  debentures                                               .00          .00
NET INCOME PER SHARE                                   $   .03      $   .05

Average number of common and common equivalent shares outstanding, excluding redeemable common shares in 1994 (Note 4):

     Primary                                             7,988        7,910
     Fully diluted                                       7,988        7,910






See Notes to Consolidated Financial Statements.






                              HEALTH-CHEM CORPORATION                  Part I
                         CONSOLIDATED CASH FLOW STATEMENTS             Item 1
                                    (Unaudited)                        Page 5
                                  (In thousands)


                                                         For The Nine Months
                                                         Ended September 30,
                                                           1995         1994

Cash was Provided by <Used for>:
OPERATIONS:
 Income <loss> from operations                           $  <252>    $   946
 Adjustments to reconcile to net cash <used by>
 provided by operations:
   Depreciation and amortization                           1,302       1,196
   Deferred income taxes                                    <104>        231
   Changes in:
    Accounts receivable                                   <1,171>       <711>
    Inventories                                            1,127      <2,067>
    Other current assets                                    <619>        495
    Other noncurrent assets                                  <79>        109
    Accounts payable                                        <303>        670
    Accrued expenses and other current liabilities            54        <744>
    Interest and income taxes payable                       <463>        310
    Other long term liabilities                              266           0
   Other, net                                                 11        <110>
 Net cash provided by <used for> operations                 <231>        325

INVESTING:
 Additions to property, plant and equipment               <2,007>     <1,153>
 Payments received on notes receivable                        71         258
 Proceeds on disposals of property, plant and equipment       11          11
 Net cash used for investing                              <1,925>       <884>

FINANCING:
 Long-term debt proceeds                                   8,067       5,107
 Long-term debt payments                                  <4,669>     <4,064>
 Repurchase of convertible subordinated debentures        <1,584>       <384>
 Purchase of redeemable common stock                           0      <1,104>
 Issuance of treasury stock                                    0       1,113
 Stock options exercised                                       5           0
 Net cash provided by financing                            1,819         668

Net Increase <Decrease> in Cash and Cash Equivalents        <337>        109

Cash and Cash Equivalents at beginning of period             624         460

Cash and Cash Equivalents at end of period               $   287     $   569

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest               $   945     $   807
  Cash paid during the period for income taxes               235         481




See Notes to Consolidated Financial Statements.

                                HEALTH-CHEM CORPORATION                Part I
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       Item 1
                                      (Unaudited)                      Page 6


1.  Basis of Presentation and Subsidiary Reorganization

    The Consolidated Balance Sheet as of September 30, 1995, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended September 30, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented.

    Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 Annual Report on Form 10-K. The results of operations for the periods ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full years.

    In April 1995, the Company's Board of Directors approved a plan to realign certain of its business operations in order to separate its transdermal pharmaceutical business from its hospital and industrial laminated fabrics and environmental chemical business. As part of such realignment, Hercon Laboratories Corporation ("Hercon") effectively transferred its environmental chemical business to a subsidiary of Health-Chem, Hercon Environmental Corporation.

    Following the completion of the transfer of the environmental business, the Company and its subsidiaries Transderm Laboratories Corporation ("Transderm") and Herculite Products, Inc. ("Herculite") entered into a Plan of Reorganization and Asset Exchange Agreement effective August 31, 1995.

    The Plan of Reorganization and Asset Exchange Agreement required:

       . The transfer to Transderm of the manufacturing facility in which Hercon's operations are conducted and the 985 shares of Hercon common stock owned by Herculite in exchange for the issuance by Transderm of 1,000,000 shares of its Redeemable Preferred Stock, $10.00 par value, representing all of the authorized preferred shares.

       .    Hercon to issue to the Company a $7,000,000, 9%
            Subordinated Promissory Note in exchange for the Company's long-term debt.

       . Transderm to issue 40,000,000 shares of its authorized 60,000,000 shares of common stock, $.001 par value, in exchange for the previously issued 50 shares of its $.01 par value common stock.

       . Transderm to pay the Company as it uses its net operating loss and tax credit carryforwards to offset future taxable income as a result of entering into a Tax Sharing Agreement.




                                HEALTH-CHEM CORPORATION                Part I
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       Item 1
                                      (Unaudited)                      Page 7





    Transactions between Transderm, the Company, and the Company's subsidiaries were properly eliminated in consolidation. At September 30, 1995 the above transactions had no effect on the consolidated balance sheet and consolidated statements of operations.


2.  Taxes on Income  (In thousands)                    For the Nine Months
                                                       Ended September 30,
                                                         1995         1994

    The income tax provision <benefit> includes:
      State and local income taxes                     $   102      $   160
      Federal income taxes                                 <38>         451
        Total                                          $    64      $   611

    Taxes on income are comprised of:
      Currently payable                                $   168      $   380
      Deferred <benefit> payable                          <104>         231
        Total                                          $    64      $   611

    Taxes are charged to:
      Continuing operations                            $    63      $   610
      Extraordinary gain on repurchase of debentures         1            1
        Total                                          $    64      $   611


    A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                         For the Nine Months
                                                         Ended September 30,
                                                           1995         1994

    Tax provision <benefit> at statutory rate            $   <63>     $   530
    Increase <decrease> resulting from:
      Proceeds from officers life insurance                    0          <81>
      Intangibles and officers life insurance
        premiums                                              46           59
      State and local taxes, net of federal tax benefit       66          100
      Other                                                   15            3
        Tax provision                                    $    64      $   611














                                HEALTH-CHEM CORPORATION                Part I
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       Item 1
                                      (Unaudited)                      Page 8


3.  Inventories (In thousands)

                                       September 30, 1995    December 31, 1994

    Raw materials                             $ 5,212             $ 5,222
    Finished goods and work-in-process          3,201               4,318
            Total Inventories                 $ 8,413             $ 9,540

4.  Earnings Per Share

    Primary and fully diluted earnings per share are based upon the weighted average number of common and common equivalent shares outstanding. Shares issuable upon exercise of dilutive stock options are included in the number of common and common equivalent shares outstanding for 1995 and 1994. Subordinated debentures are anti-dilutive for all periods presented. Accretion of discount on redeemable common stock (redeemed in July 1994) of $45,000 for the nine months ended September 30, 1994 has been deducted from net income and income before extraordinary gain for the purposes of computing earnings per share for the respective periods.

5.  Rights Offering

    On September 18, 1995, the Securities and Exchange Commission declared effective a registration statement covering subscription rights for shares representing 10% of the outstanding common stock of Transderm. In September 1995, subsequent to September 18, 1995, subscription rights to purchase up to 4,000,000 shares of Transderm common stock for $.10 per share were issued to holders of the Company's Common Stock. The Rights Offering expired on November 10, 1995. A preliminary count indicated that shareholders had subscribed to only approximately 2,960,000 shares of Transderm pursuant to Basic Subscription Rights. However, rights to purchase in excess of 5,560,000 additional shares were exercised pursuant to Oversubscription privileges. Oversubscriptions are in the process of being prorated.

    Expenses of the Rights Offering are expected to consume all of the proceeds to be received ($400,000). Expenses incurred through September 30, 1995 ($397,000) have been deferred and are classified as an other current asset.

6.  Subsequent Event

    On October 11, 1995, Pacific Combining Corporation ("Pacific"), a subsidiary of Health-Chem, obtained a $1,750,000 term loan from The First National Bank of Maryland ("FNBM"). Borrowings under the term loan, as with the Company's $6,000,000 line of credit with FNBM, are secured by a pledge of substantially all of the assets with the exception of real estate of Pacific, the Company, and its other operating subsidiaries. Unless Pacific elects otherwise in accordance with the loan documents, borrowings under the term loan will bear interest at the lender's prime rate plus .375%. The term loan requires quarterly principal payments starting February 1996 through November 2000 and expires on November 15, 2000 and is subject to various financial covenants which are similar to the covenants of the line of credit agreement.





                                HEALTH-CHEM CORPORATION                Part I
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                     FINANCIAL CONDITION & RESULTS OF OPERATIONS       Page 9






Liquidity

The following measures of liquidity are derived from the Company's
Consolidated
Financial Statements:

                                               September 30,     December 31,
                                                   1995               1994

Working capital (current assets less current
  liabilities, in thousands)                          $9,692           $8,179

Current ratio (current assets/current
  liabilities)                                           2.3              2.0

Quick ratio (cash & receivables/current
  liabilities)                                            .9               .7


Working capital increased $1.5 million from December 31, 1994 to September 30, 1995 due to a $.6 million increase in current assets and a $.9 million decrease in current liabilities. Increases in working capital were primarily the result of increases in accounts receivable, net, and other current assets of $1.2 million and $.9 million, respectively, along with decreases in accounts payable, accrued expenses and other current liabilities, and deferred and other income taxes payable of $.3 million, $.2 million and $.4 million, respectively. These increases to working capital were partially offset by decreases to cash & cash equivalents and inventory of $.3 million and $1.1 million, respectively. Synthetic fabric inventory has been reduced $1.5 million as compared to December 31, 1994 reflecting improved material management from the implementation of the new computer system .

Cash used by operations and investing activities of $.2 million and $1.9 million, respectively, was partially offset by cash provided by financing activities of $1.8 million for the nine months ended September 30, 1995.

The Company expects to fund $.7 million of debenture interest payments each April and October and other periodic interest payments out of working capital. The required $1.5 million sinking fund payment on the Company's subordinated debentures due on April 15. 1995 was satisfied by application of $.5 million debentures previously repurchased and by calling for redemption the remaining $1 million. The Company owns an additional $.6 million of debentures which may be used to meet the 1996 sinking fund requirement.

The Company has not paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future.









                                                                       Part I
                                                                       Item 2
                                                                      Page 10




Capital Resources

At September 30, 1995, the Company had borrowed $4.9 million on its $6.0 million line of credit from FNBM. The line of credit bears interest, at the Company's option, at either the bank's prime rate or the London Inter-Bank Offer Rate and is secured by the Company's assets with the exception of real estate. The line of credit, which expires on October 15, 1997, is subject to various financial covenants. At September 30, 1995, the Company was in compliance with the covenants. It is the Company's practice to utilize the line of credit to fund current obligations when required and to pay down the line of credit when funds become available. Subsequent to September 30, 1995, the Company paid $.8 million on the line of credit.

On October 11, 1995, Pacific borrowed $.8 million against the $1.8 million term loan from FNBM (See Note 6). Proceeds from the term loan are being used to finance capital expenditures and inventory associated with a new production line Pacific is presently installing. Pacific intends to borrow the remaining $1.0 million by the end of 1995.

During the nine months ended September 30, 1995, the Company purchased in market transactions $.6 million principal amount of its 10.375% convertible subordinated debentures for approximately $.6 million. The Company may repurchase and retire or, if debentures are not available for purchase, the Company may call for redemption the amount required to meet sinking fund requirements.

The Company's debt to equity ratio was 3:1 at September 30, 1995 unchanged from December 31, 1994.

Management believes 1995 capital expenditures, debenture repurchases, research and development costs and other operating expenses will be funded with cash generated from operations, supplemented by the utilization of the line of credit and term loan. The Company estimates that 1995 capital expenditures for property, plant and equipment will be approximately $3.0 million to $3.5 million. These capital expenditures will primarily consist of manufacturing tooling and equipment and leasehold improvements.


Results of Operations

Sales increased $1.2 million, or 4%, for the nine months ended September 30, 1995 as compared to the same period in 1994. Sales of transdermal nitroglycerin patches increased $1.4 million, offset by sales decreases of $.1 million each for synthetic fabrics and environmental products. Transdermal nitroglycerin patch sales increased due partially to increased market demand and partially due to distributors adjusting their inventories. Synthetic fabrics sales are lower due primarily to timing of customer demand for certain fabrics related to foreign and governmental sales. The environmental product sales decrease is due primarily to the loss of a customer for the Japanese Beetle Lures.






                                                                       Part I
                                                                       Item 2
                                                                      Page 11



Sales increased $1.2 million, or 10%, for the quarter ended September 30, 1995 as compared to the same period in 1994. Sales of transdermal nitroglycerin patches, synthetic fabrics and environmental products increased $.9 million, $.2 million and $.1 million, respectively. Transdermal nitroglycerin patch sales increased due partially to market demand and partially due to distributors adjusting their inventories. Synthetic fabrics sales are higher due primarily to increased sales of fabrics used for general industrial manufacturing, tents and awnings, partially offset by decreased sales related to foreign and governmental sales. Environmental products sales increased due primarily to an increase in sales of the Company's insecticides and lures.

Gross profit decreased $1.1 million, or 10%, and gross profit as a percentage of sales decreased to 28% from 32% for the nine months ended September 30, 1995 as compared to the same period in 1994. Gross profit for synthetic fabrics and environmental products decreased $2.1 million and $.1 million, respectively, while transdermal nitroglycerin patch gross profit increased $1.1 million as compared to the same period last year. Gross profit for synthetic fabrics was lower due primarily to cost of sales increases of $1.7 million reflecting unfavorable manufacturing variances, rising raw material costs and $.4 million for increased plant overhead. Transdermal nitroglycerin patch gross profit increased due primarily to increased sales volumes of higher margin products.

Gross profit increased $.3 million, or 9%, and gross profit as a percentage of sales was unchanged at 32% for the three months ended September 30, 1995 as compared to the same period in 1994. Gross profit for transdermal nitroglycerin patches and environmental products increased $.6 million and $.1 million, respectively, while synthetic fabrics gross profit decreased $.3 million. These increases and decreases in gross profit were attributable to the factors noted above for the nine months ended September 30, 1995.

Selling, general and administrative expenses increased $.6 million for the nine months ended September 30, 1995 as compared to the same period in 1994. The increase is due primarily to increases in payroll-related expenses of $.6 million. The remaining increase is partially due to a non-recurring reduction to 1994 expenses from a receipt for life insurance proceeds relating to a former officer. For the quarter ended September 30, 1995, selling, general and administrative expenses increased $.3 million due primarily to increases for payroll-related expenses of $.2 million.

Research and development expenses decreased $.1 million for the nine months ended September 30, 1995 as compared to the same period in 1994. These decreases are due primarily to lower outside testing expenses partially offset by higher payroll related costs related to pharmaceutical product research. The Company believes this decrease is temporary and anticipates research and development expenses in 1995 related to pharmaceutical products to equal or exceed 1994 levels as new studies for patch applications are developed from initial formulation work through commercial scale-up and current studies advance through various phases of completion.

Research and development expenses increased $.3 million for the three months ended September 30, 1995 as compared to the same period in 1994. The increase is due primarily to higher outside testing and payroll related expenses related to pharmaceutical product research.






                                                                       Part I
                                                                       Item 2
                                                                      Page 12



Interest expense decreased slightly for the nine months ended September 30, 1995 and is approximately the same for the three months ended September 30, 1995 as compared to the same periods in 1994. Total debt has increased $2.1 at September 30, 1995 as compared to September 30, 1994, however the average interest rate is lower. The balance on the Company's long-term line of credit increased $3.9 million while the balance of the Company's subordinated debentures decreased $1.8 million at September 30, 1995 as compared to September 30, 1994.

Other income - net decreased $.1 million for the nine months ended September 30, 1995 and decreased slightly for the three months ended September 30, 1995 as compared to the same periods in 1994. The decrease was due primarily to non-recurring income producing items in 1994.

Income from operations before taxes decreased $1.7 million and $.3 million for the nine months and three months ended September 30, 1995, respectively as compared to the same periods in 1994 due primarily to the factors discussed above. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes (See Note
2). For the nine months ended September 30, 1995 the Company reported a $.1 million tax provision. Even though the Company reported a loss from operations for the nine months ended September 30, 1995, the federal tax benefit resulting from this loss was offset by the provision for state taxes and non-deductible expenses. The provision for state taxes was generated from income associated with the sale of transdermal nitroglycerin patches (See Note
2).

The results of operations for the periods ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full years.

                                                                      Part II
                                                                       Item 1
                                                                      Page 13




PART II.  OTHER INFORMATION



Item 1.     Legal Proceedings

1. In August 1995, Key Pharmaceuticals, Inc., a subsidiary of Schering-Plough Corporation ("Key"), commenced an action against the Company's Hercon Laboratories Corporation subsidiary ("Hercon") in the United States District Court for the District of Delaware alleging that Hercon's submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon's improved transdermal nitroglycerin products for which the Company is awaiting FDA approval constitutes infringement of Key's patent for its Nitro-Dur(R) products. Key seeks certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent.

    By Answer and Counterclaim dated August 28, 1995, Hercon denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon has not infringed and does not infringe any claim of the patent. In its counterclaim against Key, Hercon seeks a declaratory judgment of patent noninfringement, invalidity and unenforceability. Discovery in this action has recently commenced. In the opinion of management, Key's claims are without merit.

2. In October 1995, Gershon Yormack, a stockholder of the Company, initiated an action in the Delaware Chancery Court (New Castle County) against the Company, its directors and its subsidiary, Transderm Laboratories Corporation ("Transderm"), seeking injunctive and declaratory relief with respect to certain options to purchase Transderm common stock to be granted to each of Marvin M. Speiser, the Company's Chairman of the Board and President, and Robert D. Speiser, the Company's Executive Vice President, in 1995.

    Pursuant to Employment Agreements entered into in April 1995, the Company is obligated to cause Transderm to issue an option to purchase shares of Transderm's common stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser. The plaintiff alleges that this exercise price, which is the same per share price as the subscription price for Transderm common stock currently being offered by the Company to stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995), is substantially less than the fair market value of such Transderm common stock. The plaintiff does not seek to enjoin or otherwise to interfere with the rights offering or its consummation. After preliminary review, the Company believes that the action is entirely without merit and intends to defend it vigorously.





                                                                      Part II
                                                                       Item 6
                                                                      Page 14

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

    10.1 Modification Agreement dated August 31, 1995 by and between The First National Bank of Maryland, the Company, Hercon, Herculite Products, Inc. ("Herculite"), Pacific Combining Corporation ("Pacific"), Hercon Environmental Corporation ("Environmental") and Transderm Laboratories Corporation ("Transderm"), filed as
            Exhibit 10.6(b) to Amendment No. 1 filed with the Commission on September 6, 1995 ("Amendment No. 1") to Transderm's Registration Statement on Form S-1 No. 33-95080 filed with the Commission on July 28, 1995 and incorporated herein by reference.

    10.2 $7,000,000 principal amount Subordinated Promissory Note of Hercon, filed as Exhibit 10.8 to Amendment No. 1 and incorporated herein by reference.

    10.3 Corporate Services Agreement dated as of August 31, 1995 between the Company and Transderm, filed as Exhibit 10.9 to Amendment No. 1 and incorporated herein by reference.

    10.4 Tax Sharing Agreement dated as of August 31, 1995 between the Company and Transderm filed as Exhibit 10.10 Amendment No. 1 and incorporated herein by reference.

    10.5 Second Modification Agreement dated as of October 11, 1995 by and between the Company, Hercon, Herculite, Pacific, Environmental and Transderm, filed herewith beginning on page 15.

    10.6 Loan and Security Agreement dated as of October 11, 1995 by and between Pacific, the Company, Hercon, Herculite, Environmental and Transderm and The First National Bank of Maryland, filed as
            Exhibit 1 to the Company's October 11, 1995 Current Report on Form 8-K and incorporated herein by reference.

b. During the three months ended September 30, 1995, the Company did not file any reports on Form 8-K. On October 24, 1995, the Company filed a report on Form 8-K with respect to a term loan obtained by Pacific from The First National Bank of Maryland and guaranteed by the Company, Hercon, Herculite, Environmental and Transderm.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HEALTH-CHEM CORPORATION

November 13, 1995                   /s/  Marvin M. Speiser
                                    By:  Marvin M. Speiser
                                         Chairman of the Board and
                                         President (Principal
                                         Executive Officer)

                                    /s/  Paul R. Moeller
                                    By:  Paul R. Moeller
                                         Vice President - Finance
                                         (Principal Financial Officer)
