Form 10-K
period 1995-12-31
HEALTH CHEM CORP
filed 1996-03-28
CIK 46428

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995     Commission File Number 1-6787

                            HEALTH-CHEM CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                                        13-2682801
          (State of Incorporation)     (I.R.S. Employer Identification Number)

         1212 Avenue of the Americas, 24th Floor, New York,  NY  10036
                   (Address of principal executive offices)

                  Registrant's Telephone Number: 212-398-0700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each Class                       Name of Exchange on Which Registered
Common Stock, $.01 Par Value              American Stock Exchange, Inc.

10.375% Convertible Subordinated          American Stock Exchange, Inc.
Debentures due April 15, 1999

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                        None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

As of February 29, 1996, 7,982,424 shares of the registrant's Common Stock were outstanding. The aggregate market value of the Common Stock (based on the closing price on such date) held by non-affiliates was approximately $6.0 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information responsive to Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 7, 1996.

The Exhibit Index appears on page 36.

____________________________________________________________________________

FORM 10-K                                                            PART I
____________________________________________________________________________


ITEM 1. BUSINESS

Health-Chem Corporation is a Delaware corporation and conducts its business primarily through its wholly-owned subsidiaries, Herculite Products, Inc. ("Herculite") and Pacific Combining Corp. ("Pacific"), through its 90% owned subsidiary Transderm Laboratories Corporation ("Transderm") and through its 98.5% owned subsidiary Hercon Environmental Corporation ("Hercon Environmental"). Unless the context otherwise requires, the term "Company" includes Health-Chem Corporation and all its subsidiaries. The Company's executive offices are located in New York, New York.

The Company develops, manufactures and distributes products relying on or derived from laminated or coated films. The products fall into several categories - reinforced synthetic fabrics for industrial and health care use, controlled release dispensers for pharmaceuticals and controlled release dispensers for environmental chemicals.

Through Herculite and Pacific, which maintain facilities in Pennsylvania and California, the Company manufactures and markets multilayered synthetic fabrics which are sold domestically and internationally to health-care, industrial, military, maritime and institutional markets. The manufacturing process of these products involves laminating a layer of vinyl or urethane to one or both sides of a synthetic textile. The result is a strong and durable fabric.

Fabrics for industrial use include heavy-duty, and high visibility fabrics, and a variety of custom engineered fabrics. Some of the applications for these fabrics include tension structures, livestock curtains for poultry, cattle and hogs, awnings, banners, tents, inflatable lumbar support bladders for automobile seats, tennis court wind screens, fabrics for use in motor homes, swimming pool and spa covers, gymnasium pads and mats, trampolines and other mass merchandised toys, long-term storage covers for military and commercial equipment and fabrics for use in nuclear power plants.

Herculite's Staph-Chek(R) products employ molecular migration technology to make them self-deodorizing and anti-bacterial. A wide variety of thicknesses and colors are sold to manufacturers of institutional mattresses, pillows, laundry carts, shower and cubicle curtains and many related products. Herculite's Staph-Chek Synergy(R) and Staph-Chek Comfort(R) products are the latest additions to the Company's new generation of fabrics designed for increased patient comfort and pressure relief in the growing specialty mattress market for hospitals and nursing homes. Another fabric, Lectrolite(R), is also electrically conductive; by dissipating static electricity it helps reduce the hazard of explosion in flammable, gaseous atmospheres. It is sold to manufacturers of pads for various types of hospital equipment and operating room tables, and to manufacturers in the computer industry to reduce static problems. Both Herculite and Pacific are also actively engaged in the development of product improvements and innovations to capture existing and new market opportunities for fabric reinforced composites.

The Company's fabric products are sold to more than 1,800 customers by a sales force consisting of several sales and marketing executives, 20 domestic manufacturers representatives, and sales agents in Europe and other parts of the world. The Company also distributes its fabric products through a network of 25 domestic and foreign distributors.

The Company also employs molecular migration technology to manufacture very different controlled release products.

Through Hercon Environmental, the Company manufactures and distributes controlled release dispensers and pheromone products for insect control and household use. Insecticide or insect pheromone products are contained in insoluble, vinyl dispensers to kill, trap or monitor insects as part of safer, more ecologically sound pest management programs. These products are sold to industry, farmers, the United States Department of Agriculture, and a variety of state agencies. Sales are effected primarily by a four person sales team. In an effort to decrease the seasonality and cyclical nature of Hercon Environmental's business, the Company plans to increase product development and marketing of products for household use. In late 1995, the Company received Environmental Protection Agency ("EPA") registrations for three pheromone products which will be marketed in the United States and in selected foreign countries in 1996. Additional new products are being developed through joint programs with governmental and private enterprises.

Through Transderm's 98.5% owned subsidiary Hercon Laboratories Corporation ("Hercon Laboratories"), the Company is engaged in the development and manufacture of controlled release products for the pharmaceutical industry to deliver a variety of drugs topically or transdermally. Many medications can be administered to or through a patient's skin at precise rates from small, adhesive patches. Among their advantages, controlled release dispensers provide steady dose rates and reduce dosage frequency. They also can be used for oral, buccal and subdermal delivery of medication.

Since 1986, Hercon Laboratories has manufactured a transdermal nitroglycerin patch which was the first such product introduced in the U.S. for the generic market. This product is used for transdermal relief of vascular and cardiovascular symptoms related to angina pectoris. The Company distributes the transdermal nitroglycerin patch to pharmaceutical companies who distribute it in the United States and in Europe. The Company is currently awaiting FDA approval of its applications to market improved transdermal nitroglycerin products, thinner, smaller, more comfortable transparent patches. Some of these applications are the subject of a lawsuit instituted by Key Pharmaceuticals, Inc. in August 1995 (see Item 3. Legal Proceedings). In addition to its nitroglycerin transdermal products, the Company is also developing transdermal products for treatment of post-menopausal symptoms.
The Company is also working on transdermal products for other hormone replacement therapies including a testosterone product and combination products. There can be no assurance that FDA filings for any of these additional products will be effected or that FDA approval for any of these products will be obtained.

The Company has additional products in early development and is conducting a number of feasibility studies on drugs to be developed independently or for client companies.

RESEARCH AND DEVELOPMENT

The Company's pharmaceutical research and development laboratory facilities are maintained at its York, Pennsylvania facilities. The Company currently utilizes the skills of approximately 20 full-time employees with varying technical backgrounds, including pharmaceutics and pharmaceutical sciences, to conduct its research and development efforts in this area. Independent laboratories are often engaged for special projects. Research and development for the Company's synthetic fabric operations are conducted at the Company's York and Los Angeles, California facilities. The York facilities also serve the Company's environmental product operations. See the Consolidated Statements of Operations for the amount of research and development costs incurred during 1995, 1994 and 1993.

SUPPLIERS; RAW MATERIALS

Most of the products and materials used by the Company are purchased from a variety of suppliers and are readily available on the open market. Several materials used in the manufacture of the Company's products are available only from sole source suppliers. The Company has not experienced difficulty acquiring such materials which generally have been available to the Company and the industries in which the Company operates on commercially reasonable terms.

COMPETITION

Each of the businesses in which the Company is engaged is highly competitive. Many of its competitors are large national and international manufacturers and distributors, with considerably more financial, marketing and other resources than the Company. The Company believes that its principal competitive strength lies in its research, engineering and manufacturing capabilities.


PATENTS AND PROPRIETARY RIGHTS

The Company has obtained various U.S. and foreign patents and trademarks (which expire from time to time) for certain of its products and processes. While it is the Company's view that these patents and trademarks are a valuable asset, the Company does not consider any single patent or trademark to be of material importance to its business as a whole. The Company continues to seek patent and trademark protection for its proprietary technologies and products as it believes is appropriate in the U.S. and abroad.


ENVIRONMENTAL MATTERS

The Company does not believe that compliance by it with federal, state or local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has or will have any material effect upon the capital expenditures, earnings or competitive position of the Company. There can be no assurance, however, (i) that changes in federal, state or local laws or regulations, changes in regulatory policy or the discovery of unknown problems or conditions will not in the future require substantial expenditures, or (ii) as to the extent of the Company's liabilities, if any, for past failures, if any, to comply with laws, regulations and permits applicable to its operations.


BACKLOG;  SEASONALITY

The Company's backlog orders usually do not exceed 60 days. Neither the backlog nor the Company's operations are subject to substantial seasonal variations, although its manufacturing operations typically are shut down for a one-week vacation period during the third quarter, which is reflected in results of operations for the period.


CUSTOMERS;  GOVERNMENT CONTRACTS

Sales of transdermal nitroglycerin patches to Mylan Pharmaceuticals, Inc. accounted for approximately 14% of the Company's consolidated net sales during the fiscal year ended December 31, 1995. Other than Mylan, there was no single customer nor, to the Company's knowledge, any group of affiliated customers to which sales during the fiscal year ended December 31, 1995 were in the aggregate equal to 10% or more of the Company's consolidated net sales. Government contracts are not material to the Company's consolidated net sales.



EMPLOYEES

The Company employs approximately 286 employees, of whom 108 are covered by collective bargaining agreements. The Company believes its relationship with its employees to be good.

ITEM 2.  PROPERTIES

The following table lists the principal facilities owned or leased by the Company as of December 31, 1995. In the opinion of management, the facilities are adequate for their purposes.
                                    Lease
                  Approx.         Expiration
Location          Sq. Ft.           Date                  Use


New York, NY       7,000            3/99          Executive offices

York, PA          61,000           (owned)        Pharmaceutical production,
                                                  warehouse, research
                                                  facility & office

York, PA         278,000 (1)       (owned)        Production, warehouse,
                                                  & office

Los Angeles, CA   30,000            2/99          Production, office and
                                                  warehouse; synthetic fabrics

Los Angeles, CA   25,000            6/98          Warehouse; synthetic fabrics


(1) Non-affiliated tenants lease approximately 114,000 square feet under a lease expiring in September 1997, with an option to extend the lease term through September 2000.


ITEM 3.  LEGAL PROCEEDINGS

In August 1995, Key Pharmaceuticals, Inc., a subsidiary of Schering-Plough Corporation ("Key"), commenced an action against the Company's Hercon Laboratories subsidiary in the United States District Court for the District of Delaware alleging that Hercon Laboratories' submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon Laboratories' improved transdermal nitroglycerin products for which the Company is awaiting FDA approval constitutes infringement of Key's patent for its Nitro-Dur(R) products. Key seeks certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. By Answer and Counterclaim dated August 28, 1995, Hercon Laboratories denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon Laboratories has not infringed and does not infringe any claim of the patent. In its counterclaim against Key, Hercon Laboratories seeks a declaratory judgment of patent noninfringement, invalidity and unenforceability. Discovery in this action has commenced. Management believes that Key's claims are without merit and intends to defend the action vigorously.

In October 1995, Gershon Yormack, a stockholder of the Company, initiated an action in the Delaware Chancery Court (New Castle County) against the Company, its directors and its Transderm subsidiary seeking injunctive and declaratory relief with respect to certain options to purchase Transderm common stock to be granted to each of Marvin M. Speiser, the Company's Chairman of the Board and President, and Robert D. Speiser, the Company's Executive Vice President, in 1995. Pursuant to Employment Agreements entered into in April 1995, in November 1995 the Company caused Transderm to issue an option to purchase shares of

Transderm's common stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser. The plaintiff alleges that this exercise price, which is the same per share price as the subscription price for Transderm common stock offered by the Company to stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995), is substantially less than the fair market value of such Transderm common stock. Management believes that the claims are without merit and intends to defend the action vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.







FORM 10-K                                                            PART II



ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS


The Company's Common Stock is traded on the American Stock Exchange, Inc. under the symbol HCH.

The following information indicates the range of sale prices at which the Company's Common Stock traded on the American Stock Exchange, Inc. during the past two years:

                             1995                     1994

            QUARTER      High     Low             High     Low
            1st         3 1/8    2 3/4           4 5/8    3 1/2
            2nd         2 15/16  2 5/8           4        2 3/4
            3rd         3 1/8    2 1/8           3 7/16   2 3/4
            4th         2 1/4    1 5/16          3 1/4    2 5/8


There were approximately 1,558 holders of record of the Company's Common Stock as of February 29, 1996.

The Company has not paid cash dividends on its Common Stock during the five years ended December 31, 1995. See Note 4 to the Consolidated Financial Statements concerning restrictions on the payment of dividends.




ITEM 6.  SELECTED FINANCIAL DATA (In Thousands, Except Per Share Data)
                                           Year Ended December 31,
                                   1995      1994     1993      1992     1991
Net Sales                       $46,544   $46,930  $44,869   $38,717  $37,100

Income <Loss> from continuing
  operations                    $  <297>  $ 1,415  $ 2,557   $ 1,749  $   483

Loss from Discontinued
  Operations                          0         0        0         0      <30>

Loss on Disposal of
  Discontinued Operations             0         0        0         0     <718>

Extraordinary Gain from
  Repurchase of Subordinated
  Debentures                          7         5       75       225      186

Cumulative Effect of Change in
  Accounting for Income Taxes         0         0        0       723        0

NET INCOME <LOSS>               $  <290>  $ 1,420   $2,632   $ 2,697  $   <79>



Earnings Per Common Share (Primary & Fully Diluted):

Income <Loss> from
  Continuing Operations         $  <.04>  $   .18  $   .33   $   .22  $   .06

Loss from Discontinued
  Operations                        .00       .00      .00       .00      .00

Loss on Disposal of
  Discontinued Operations           .00       .00      .00       .00     <.10>

Extraordinary Gain from
  Repurchase of Subordinated
  Debentures                        .00       .00      .01       .03      .03

Cumulative Effect of Change in
  Accounting for Income Taxes       .00       .00      .00       .10      .00

NET INCOME <LOSS> PER SHARE     $  <.04>  $   .18  $   .34   $   .35  $  <.02>

Dividends Per Share             $     0   $     0  $     0   $     0  $     0

Total Assets at year end        $33,653   $32,177  $29,162   $28,895  $39,118

Long-term Debt (including
 current portion) at year end   $17,616   $15,358  $14,625   $18,367  $24,417


See Item 8 herein for more detailed financial information.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Year ended December 31, 1995 versus December 31, 1994

Sales decreased $.4 million, or 1% for the twelve months ended December 31, 1995 as compared to the same period for 1994. The decrease is due primarily to decreases in sales of synthetic fabrics and environmental products of $.7 million and $.1 million, respectively, partially offset by a $.4 million increase in sales of the Company's transdermal nitroglycerin patches. The synthetic fabrics sales decrease is due principally to lower governmental and foreign sales and timing of customer demand for certain fabrics.
Environmental product sales decreased due primarily to the loss of a customer for the Japanese Beetle Lures. Sales decreases were partially offset by a $.4 million transdermal nitroglycerin patch sales increase which was due primarily to greater demand from both domestic and foreign distributors.

Gross profit decreased $1.8 million or 12% for the twelve months ended December 31, 1995 as compared to the same period in 1994. Gross profit as a percent of sales was 29% for the twelve months ended December 31, 1995 as compared to 32% for the same period in 1994. Gross profit for synthetic fabrics and environmental products decreased $2.2 million and $.1 million, respectively, while transdermal nitroglycerin patch gross profit increased $.5 million as compared to the same period in 1994. The synthetic fabrics gross profit decrease is due primarily to unfavorable manufacturing variances and rising raw material cost of $1.5 million and higher plant overhead of $.7 million. Management believes that synthetic fabrics margins will improve in 1996 as manufacturing deficiencies are rectified in part by implementation of a new computer system. Transdermal nitroglycerin patch gross profit increased due primarily to increased domestic sales volumes of higher margin products. Gross profit as a percent of sales for transdermal nitroglycerin patches was 60% for the twelve months ended December 31, 1995 as compared to 58% for the same period in 1994 reflecting domestic price increases, reduced operating costs and increased domestic sales volumes.

Selling, general and administrative expenses increased $.5 million for the twelve months ended December 31, 1995 as compared to the corresponding period in 1994. The increase is due primarily to higher 1995 payroll-related expenses of $.5 million, including $.4 million related to pension accruals, and to a 1994 $.2 million non-recurring reduction to expenses from a receipt of life insurance proceeds relating to a former officer. These increases were partially offset by decreased sales commissions and royalty expense.

Research and development expense increased $.2 million for the twelve months ended December 31, 1995 as compared to the same period in 1994. The Company anticipates research and development expenses related to pharmaceutical products in 1996 to equal or exceed 1995 levels as new studies for patch applications are developed from initial formulation work through commercial scale up and current studies advance through various phases of completion.

Interest expense was approximately the same for the twelve months ended December 31, 1995 as compared to the same period in 1994 as lower interest rates were offset by an increase in the level of long-term debt.

Other income - net decreased $.1 million for the twelve months ended December 31, 1995 as compared to the corresponding period in 1994. The decrease is due primarily to 1994 nonrecurring income producing items.

Income from operations before taxes and minority interest decreased $2.6 million for the twelve month period ended December 31, 1995 as compared to the corresponding period in 1994 due primarily to lower synthetic fabrics profit margins related to unfavorable manufacturing variances, rising material costs and higher plant overhead.

The Company reported less than a $.1 million tax benefit on a loss from operations for the twelve months ended December 31, 1995 as compared to a $.8 million tax provision on income from operations in 1994. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes. The 1995 federal tax benefit resulting from this loss was partially offset by the provision for state taxes which was generated from income associated with the sale of transdermal nitroglycerin patches. Note 12 to the accompanying consolidated financial statements presents a reconciliation of taxes on income for 1995 and 1994.

Minority interest represents a 1.5% interest of a former Hercon Laboratories president in the equity of Hercon Environmental.


Year ended December 31, 1994 versus December 31, 1993

Sales increased $2.1 million, or 5% for the twelve months ended December 31, 1994 as compared to the same period for 1993. The increase was due primarily to a $3.7 million increase in the sales of synthetic fabrics, offset by a $1.4 million decrease in the sales of the Company's transdermal nitroglycerin patches. Synthetic fabrics sales increased $3.7 million due principally to an overall increase in market activity, timing of customer demand for certain fabrics and biannual foreign sales. Pharmaceutical sales were adversely affected in 1994 by actions taken by distributors in 1993 to build their inventories to desired levels after adjusting for market demand.
Environmental product sales decreased $.2 million due primarily to a reduction of government contracts for the Gypsy Moth Lure.

Gross profit decreased $.4 million, or 3% for the twelve months ended December 31, 1994 as compared to the same period in 1993. Gross profit as a percent of sales was 32% for the twelve months ended December 31, 1994 as compared to 35% for the same period in 1993. The decrease was due primarily to decreased sales volumes of higher margin transdermal nitroglycerin patches. Lower gross profits also reflect rising raw material costs and higher labor costs which could not be passed on to the customers because of market conditions.

Selling, general and administrative expenses decreased $.7 million for the twelve months ended December 31, 1994 as compared to the corresponding period in 1993. The decrease was primarily due to reductions in expenses for bonus accruals of $.7 million, life insurance of $.3 million and royalties of $.1 million, partially offset by increases in sales commissions of $.2 million and payroll and fringe costs of $.2 million.

Research and development expense was approximately the same for the twelve months ended December 31, 1994 as compared to the same period in 1993. A $.2 million increase for costs related to new product development of synthetic product lines, relating primarily to associated payroll and fringe costs, was offset by research and development costs related to pharmaceutical products.


Interest expense decreased $.1 million for the twelve months ended December 31, 1994 as compared to the same period in 1993 due primarily to lower average outstanding balances on the Company's long-term line of credit and subordinated debentures.

Other income - net decreased $.5 million for the twelve months ended December 31, 1994 as compared to the corresponding period in 1993. The decrease was due primarily to a 1993 nonrecurring recovery of expenses representing an insurance recovery and a reduction of reserves from certain litigation contingencies settled in 1993.

Income from operations before taxes decreased $.1 million for the twelve month period ended December 31, 1994 as compared to the corresponding period in 1993 primarily due to the change in other income mentioned above. Income tax provision increased $1 million for the twelve months ended December 31, 1994 as compared to the same period in 1993 due to full recognition of benefits of tax loss carryforwards and other tax credits in 1993 and no such items existing in 1994. Note 12 to the accompanying consolidated financial statements presents a reconciliation of taxes on income for 1994 and 1993.


Liquidity and Capital Resources

The following measures of liquidity are drawn from the Company's Consolidated Financial Statements:
                                                          December 31,
                                                         1995     1994

            Working capital (current assets less
              current liabilities, in thousands)       $9,041   $8,179
            Current ratio (current assets/
              current liabilities)                        2.3      2.0
            Quick ratio (cash and receivables/
              current liabilities)                         .7       .7

Working capital increased $.9 million from December 31, 1994 to December 31, 1995 due to a $1.5 million decrease in current liabilities, partially offset by a $.6 million decrease in current assets. Increases in working capital were primarily the result of decreases in accounts payable and accrued expenses and other current liabilities of $.5 million and $.6 million, respectively, along with an increase in other current assets of $.8 million. These increases to working capital were partially offset by decreases in accounts receivable, net and inventories of $.6 million and $.5 million, respectively. The accounts receivable decrease is due primarily to a decrease in transdermal nitroglycerin patch sales in the fourth quarter of 1995 as compared to the fourth quarter of 1994. Management believes this decrease is temporary. Inventory decreases of $.8 million were achieved in the synthetic fabrics area due principally to the implementation of improvements to the material management system. Efforts were enhanced by the new computer system which was brought on line January 1, 1995 for the Company's Herculite subsidiary. Accrued expenses and other current liabilities have decreased principally due to accruals related to payroll expenses, legal expenses and audit fees.

Cash and cash equivalents decreased $.4 million at December 31, 1995 as compared to the same period in 1994. Cash generated from operations and financing activities for the year ended December 31, 1995 was $.9 million and $2.3 million, respectively. The Company made capital expenditures of $3.7 million in 1995, of which $1.8 million was related to the building of a new production line for its Pacific subsidiary. This new production line will increase capacity for both current products and new products created through research and development. The remaining $1.9 million was for additions consisting of manufacturing tooling and equipment and leasehold improvements.

The Company expects to meet $.6 million of debenture interest payments each April and October and other periodic interest payments out of working capital. The required $1.5 million sinking fund payment on the Company's subordinated debentures due on April 15, 1996 is to be satisfied by application of $.8 million of debentures previously repurchased and by the Company's option to call for redemption of an additional $.7 million of debentures.

The Company has not paid cash dividends and does not anticipate paying such dividends on its common stock in the foreseeable future.

At December 31, 1995, the Company had borrowed $3.9 million on its $6.0 million line of credit from the First National Bank of Maryland (First
National).   The credit line bears interest, at the Company's option, at either the bank's prime rate or the London Inter-Bank Offer Rate, is secured by the Company's assets with the exception of real estate, and expires in October of 1997. The Company's line of credit balance of $3.9 million was unchanged at February 29, 1996. It is the Company's practice to utilize the line of credit to fund current obligations when required and to pay down the line of credit when funds become available.

At December 31, 1995, the Company had purchased, in market transactions throughout 1995, $.7 million principal amount of its 10.375% convertible subordinated debentures for $.7 million. Subsequent to the end of the year, through February 29, 1996, the Company, purchased in market transactions, $.1 million principal amount of its debentures for $.1 million. Additional debentures may be repurchased and retired or if debentures are not available for purchase, the Company has an option to call for redemption the amount required to meet future sinking fund requirements.

The Company's debt to equity ratio was 3:1 at December 31, 1995 unchanged from December 31, 1994. The Company's debt to equity ratio decreased at December 31, 1994 down from 4:1 at December 31, 1993. This lower ratio reflects increases in stockholders' equity from net income of $1.4 million for the twelve months ended December 31, 1994 and the common stock transactions of $1.1 million discussed in Note 9 of the accompanying Notes to Consolidated Financial Statements.

Management believes anticipated expenditures in 1996 such as capital expenditures, debenture repurchasing, research and development costs and other operating expenses will be funded with cash generated from operations, supplemented by the utilization of the line of credit. The Company anticipates capital expenditures for property, plant and equipment in 1996 to decrease from the $3.7 million expended in 1995 to approximately $1.2 millon. These capital expenditures will primarily consist of manufacturing tooling and equipment and leasehold improvements.


Inflation

The Company believes that inflation has not had a material effect upon its results of operations and liquidity and capital resources for any of the periods presented.

ITEM 8.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements.

                                                                PAGE

Independent Auditors' Reports                                  13-14

Consolidated Balance Sheets - December 31, 1995 and 1994       15-16

Consolidated Statements of Operations
  Years Ended December 31, 1995, 1994 and 1993                    17

Consolidated Cash Flow Statements
  Years Ended December 31, 1995, 1994 and 1993                 18-19

Consolidated Statements of Stockholders' Equity
  Years Ended December 31, 1995, 1994 and 1993                    20

Notes to Consolidated Financial Statements                     21-34

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  of Health-Chem Corporation:

We have audited the accompanying consolidated financial statements and the financial statement schedule of Health-Chem Corporation (Company) as of December 31, 1995 and for the year then ended listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health-Chem Corporation as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                                        COOPERS & LYBRAND
L.L.P.
One South Market Square
Harrisburg, Pennsylvania
March 15, 1996  (Except
for the last two paragraphs
of Note 9 which are dated
as of March 26, 1996)

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  of Health-Chem Corporation:

We have audited the accompanying consolidated financial statements of Health-Chem Corporation and subsidiaries as of December 31, 1994, and for each of the two years in the period ended December 31, 1994 listed in Item 14(a)1. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 1994 listed in Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health-Chem Corporation and subsidiaries at December 31, 1994 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE, LLP
Baltimore, Maryland
March 15, 1995

                           HEALTH-CHEM CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share amounts)



                        ASSETS                                December 31,
                                                            1995        1994
CURRENT ASSETS
   Cash and cash equivalents                             $   259     $   624
   Accounts receivable, net of allowances for
     doubtful accounts of $260 and $286                    4,621       5,224
   Inventories  (Note 2)                                   9,070       9,540
   Other current assets                                    1,886       1,097
     Total Current Assets                                 15,836      16,485

PROPERTY, PLANT AND EQUIPMENT
   Land                                                      141         150
   Buildings                                               5,572       5,546
   Equipment and leasehold improvements                   18,511      16,462
   Construction-in-progress                                3,134       1,625
     Total Property, Plant and Equipment                  27,358      23,783
   Less accumulated depreciation and amortization         14,090      12,419
     Net Property, Plant and Equipment                    13,268      11,364

NON-CURRENT ASSETS
   Notes receivable                                        1,500       1,500
   Cash surrender value of life insurance policies,
     net of loans of $929 and $883                         2,110       1,808
   Excess of cost over fair value of assets acquired         731         755
   Other non-current assets                                  208         265
     Total Non-Current Assets                              4,549       4,328

TOTAL ASSETS                                             $33,653     $32,177



Consolidated Balance Sheets are continued on the next page.

See Notes to Consolidated Financial Statements.






                           HEALTH-CHEM CORPORATION
                   CONSOLIDATED BALANCE SHEETS, CONTINUED
                    (In thousands, except share amounts)


                    LIABILITIES AND STOCKHOLDERS' EQUITY        December 31,
                                                              1995       1994
CURRENT LIABILITIES
   Accounts payable                                        $ 3,689    $ 4,215
   Accrued expenses and other current
     liabilities (Note 3)                                    2,462      3,069
   Income taxes payable (Note 12)                              644      1,022
     Total Current Liabilities                               6,795      8,306

LONG-TERM LIABILITIES
   10.375% convertible subordinated debentures
     (Notes 4 and 17)                                       11,000     12,500
   Long-term debt (Note 4)                                   5,623      1,919
   Deferred income taxes (Note 12)                               8        317
   Other long-term liabilities                               1,744        424
   Minority interest (Note 18)                                  17          0


COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY (Notes 9, 10 and 11)
   Preferred stock, par value $.01 per share;
     1,000,000 shares authorized, none issued                    0          0
   Convertible special stock, par value $.01
     per share; 750,000 shares authorized;
     738,667 shares issued, all of which are
     held in treasury                                            7          7
   Common stock, par value $.01 per share;
     50,000,000 shares authorized; 14,473,056
     shares issued; 7,982,424 shares and 7,980,424
     shares outstanding in 1995, and 1994 respectively         145        145
   Additional paid-in capital                               18,286     18,281
   Less stockholder notes receivable (Note 17)                <148>      <188>
   Accumulated deficit                                      <2,141>    <1,851>
     Subtotal                                               16,149     16,394
   Less treasury stock                                      <7,683>    <7,683>
     Total Stockholders' Equity                              8,466      8,711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $33,653    $32,177







See Notes to Consolidated Financial Statements.


                           HEALTH-CHEM CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)


                                                     Year Ended December 31,
                                                     1995      1994      1993
REVENUE:
  Net sales                                       $46,544   $46,930   $44,869
  Cost of goods sold                               33,264    31,867    29,389
  Gross profit                                     13,280    15,063    15,480

OPERATING EXPENSES:
  Selling, general and administrative
    expense                                         9,211     8,752     9,466
  Research and development expense                  3,555     3,337     3,289
  Net interest expense (Note 13)                    1,351     1,344     1,469
    Total operating expenses                       14,117    13,433    14,224

INCOME <LOSS> FROM OPERATIONS:                       <837>    1,630     1,256
  Other income - net (Note 14)                        512       629     1,151

INCOME <LOSS> FROM OPERATIONS BEFORE TAXES
AND MINORITY INTEREST:                               <325>    2,259     2,407
  Income tax provision <benefit> (Note 12)            <45>      844      <150>

INCOME <LOSS> BEFORE MINORITY INTEREST:              <280>    1,415     2,557
  Minority Interest in earnings of
    subsidiary (Note 18)                              <17>        0         0

INCOME <LOSS> BEFORE EXTRAORDINARY GAIN:             <297>    1,415     2,557
  Extraordinary gain from repurchase of
    subordinated debentures (Note 15)                   7         5        75

NET INCOME <LOSS>                                 $  <290>  $ 1,420   $ 2,632


Earnings per common share (primary & fully diluted)
  (Note 1h):
  Income <loss> before extraordinary gain          $ <.04>   $  .18    $  .33
  Extraordinary gain from repurchase of debentures    .00       .00       .01
NET INCOME <LOSS> PER SHARE                        $ <.04>   $  .18    $  .34



Average number of common shares
 outstanding (Note 1h)
  Primary                                           7,991     7,701     7,447
  Fully Diluted                                     7,993     7,703     7,460


See Notes to Consolidated Financial Statements.
/TABLE



                           HEALTH-CHEM CORPORATION
                      CONSOLIDATED CASH FLOW STATEMENTS
                              (In thousands)

                                                      Year Ended December 31,
                                                       1995     1994     1993

Cash was Provided by <Used for>:

OPERATIONS:
Income <loss> before extraordinary gain             $  <297> $ 1,415  $ 2,557
Adjustments to reconcile to net cash provided
 by <used for> operations:
  Depreciation and amortization                       1,786    1,620    1,534
  Deferred income taxes                                <278>     433       23
  Minority interest                                      17        0        0
 Changes in:
  Accounts receivable                                   603     <616>      92
  Inventories                                           470   <2,186>  <1,165>
  Other current assets                                 <265>     450     <327>
  Other non-current assets                             <313>    <130>    <237>
  Accounts payable                                     <526>   1,403      721
  Accrued expenses and other current liabilities       <619>    <962>   1,231
  Interest and income taxes payable                     <85>    <175>    <348>
  Long term liabilities                                 399        0        0
 Other, net                                               8      <98>      17
Net cash provided by operations                         900    1,154    4,098


Extraordinary item:
  Gain from repurchase of subordinated debentures         7        5       75
  Gain from repurchase of debentures providing
    no cash                                              <7>      <5>     <75>
Net cash provided by extraordinary item                   0        0        0
Net cash provided by operations                         900    1,154    4,098


















Consolidated Cash Flow Statements are continued on the next page.

See Notes to Consolidated Financial Statements.






                           HEALTH-CHEM CORPORATION
                CONSOLIDATED CASH FLOW STATEMENTS, CONTINUED
                               (In thousands)


                                                     Year Ended December 31,
                                                     1995      1994      1993
INVESTING:
 Additions to property, plant and equipment        <3,627>   <2,020>   <1,777>
 Proceeds on disposals of property, plant and
   equipment                                           11        21        87
 Payments received on notes receivable                 71       258        75
 Net cash <used for> investing                     <3,545>   <1,741>   <1,615>

FINANCING:
 Long-term debt proceeds                           15,323     6,019     1,400
 Long-term debt payments                          <11,369>   <4,700>   <4,200>
 Repurchase of convertible subordinated
   debentures                                      <1,679>     <576>     <863>
 Purchase of redeemable common stock                    0    <1,104>        0
 Purchase of common stock of subsidiary                 0         0      <250>
 Sale of treasury stock                                 0     1,112         0
 Stock options exercised                                5         0         0
 Net cash provided by <used for> financing          2,280       751    <3,913>

Net Increase <Decrease> in Cash and Cash
  Equivalents                                        <365>      164    <1,430>
Cash and Cash Equivalents at beginning of period      624       460     1,890
Cash and Cash Equivalents at end of period        $   259   $   624   $   460

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                        $ 1,727   $ 1,533   $ 1,666
  Income taxes                                        284       592       108










See Notes to Consolidated Financial Statements.

/TABLE

                                    HEALTH-CHEM CORPORATION
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
                                        (In Thousands)

                                                         Stock-   Retained
                             Conver-           Addi-     holder   Earnings
                              tible            tional     Notes   <Accumu-
                             Special  Common   Paid-In   Receiv-  lated      Treasury
                              Stock   Stock    Capital    able    Deficit>    Stock    Total

Balance, January 1, 1993     $     7  $  140   $16,756   $  <256> $<5,518>  $ <7,211>  $3,918

Repurchase of certain
 minority interest shares
 in Hercon Laboratories                                              <250>               <250>

Accretion of discount on
 redeemable common stock                                              <90>                <90>

Net income 1993                                                     2,632               2,632

Balance, December 31, 1993   $     7  $  140   $16,756   $  <256> $<3,226>  $ <7,211>  $6,210

Reduction of stockholder
 notes                                                        68                           68

Purchase of redeemable
 common stock (Note 9)                     5     1,045                        <1,104>     <54>

Accretion of discount on
 redeemable common stock                                              <45>                <45>

Sale of common stock from
 treasury (Note 9)                                 480                           632    1,112

Net income 1994                                                     1,420               1,420

Balance, December 31, 1994   $     7  $  145   $18,281   $  <188> $<1,851>  $ <7,683>  $8,711

Reduction of stockholder
 notes                                                        40                           40

Exercise of stock options                            5                                      5

Net loss 1995                                                        <290>               <290>

Balance, December 31, 1995   $     7  $  145   $18,286   $  <148> $<2,141>  $ <7,683>  $8,466


See Notes to Consolidated Financial Statements.

                           HEALTH-CHEM CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994, 1993



1.  Accounting Policies

a.  Principles of consolidation

The consolidated financial statements include the accounts of Health-Chem Corporation ("Health-Chem") and all of its subsidiaries (collectively the "Company").

In April 1995, the Company's Board of Directors approved a plan to realign certain of its business operations in order to separate its transdermal pharmaceutical business from its hospital and industrial laminated fabrics and environmental chemical business. As part of such realignment, Hercon Laboratories Corporation ("Hercon Laboratories") effectively transferred its environmental chemical business to a subsidiary of Health-Chem, Hercon Environmental Corporation.

Following the completion of the transfer of the environmental business, the Company and its subsidiaries Transderm Laboratories Corporation ("Transderm") and Herculite Products, Inc. ("Herculite") entered into a Plan of Reorganization and Asset Exchange Agreement effective August 31, 1995.

The Plan of Reorganization and Asset Exchange Agreement required, among other things:

  . The transfer from Herculite to Transderm of the manufacturing facility in which Hercon Laboratories' operations are conducted and the 985 shares of Hercon Laboratories' common stock owned by Herculite in exchange for 1,000,000 shares of Transderm's redeemable preferred stock, $10.00 par value.

  . Hercon Laboratories issuance to the Company of a $7,000,000, 9% Subordinated Promissory Note evidencing the approximate amount of intercompany advances owed to the Company by Hercon Laboratories.

  .   Transderm's issuance of 40,000,000 shares of its authorized
      60,000,000 shares of common stock, $.001 par value, in exchange for the previously issued 50 shares of its $.01 par value common stock.

  . Transderm's payment to the Company as it uses its net operating loss and tax credit carryforwards to offset future taxable income as a result of entering into a Tax Sharing Agreement.

Transactions between the Company and its subsidiaries have been eliminated in consolidation.

b.  Cash equivalents

Money market funds and investment instruments with original maturities of ninety days or less are considered cash equivalents.

c.  Inventories

Inventories are stated at lower of cost (first-in, first-out basis) or market.

d.  Depreciation and amortization

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method by charges to operations over the estimated useful lives of depreciable assets or, where applicable, the terms of the respective leases, whichever is shorter. The cost and related accumulated depreciation of disposed assets are removed from the applicable accounts and any gain or loss is included in income in the period of disposal. Depreciation expense on property, plant and equipment was $1,712,000, $1,565,000 and $1,420,000 for 1995, 1994 and 1993, respectively.

e.  Amortization of excess of cost over fair value of assets acquired

The excess of cost over fair value of assets acquired is being amortized over 40 years on a straight-line basis. The accumulated amortization at December 31, 1995 and 1994 was $175,000 and $150,000 respectively. The Company's policy is to record an impairment loss against the net unamortized cost in excess of net assets of businesses acquired in the period when it is determined that the carrying amount of the asset may not be recoverable. An evaluation is made at each balance sheet date (quarterly) and it is based on such factors as the occurrence of a significant change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset.

f.  Research and development

Research and development costs are charged to operations as incurred.

g.  Income taxes

Deferred tax assets and liabilities are provided for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities (See Note 12).

h.  Per share information

Primary and fully diluted earnings per share are computed based upon the weighted average number of common shares outstanding during each year after adjustment for any dilutive effect of the Company's 10.375% subordinated debentures and stock options and excluding the weighted average number of redeemable common shares outstanding (See Note 9). Interest on the subordinated debentures, when dilutive, net of applicable taxes, is added to net income for the purpose of computing earnings per share. In 1994 and 1993 accretion of discount of $45,000 and $90,000 respectively on redeemable common stock was deducted from net income and income before extraordinary gain for the purpose of computing earnings per share. Subordinated debentures are anti-dilutive and a portion of the stock options are dilutive for each of the years ended December 31, 1995, 1994 and 1993.

i.  Fair Value of Financial Instruments

In 1995, the Company adopted Statement of Financial Accounting Standards #107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The carrying amount reported in the consolidated balance sheets at December 31, 1995 for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amount of the Company's notes receivable and long-term debt approximate fair value because the underlying instruments reprice frequently. The fair value of the Company's convertible subordinated debentures is based on quoted market prices and at December 31, 1995 approximated carrying value.

j.  Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

k.  Reclassifications

Certain amounts included in the Consolidated Financial Statements and Notes thereto relating to prior periods have been reclassified to conform to the current presentation.


2.  Inventories  (In thousands)
                                                           December 31,
                                                          1995         1994

            Raw materials                               $4,326       $5,222
            Finished goods and work in process           4,744        4,318
            Total                                       $9,070       $9,540



3.  Accrued Expenses and Other Current Liabilities  (In thousands)

                                                           December 31,
                                                          1995         1994

Allowance for litigation contingencies                  $  201       $  201
Current portion of long-term debt                          993          939
Accrued interest on debt                                   293          319
Accrued research and development                           135          218
Accrued legal and audit fees                               168          351
Accrued payroll and related liabilities                    197          564
Financed insurance premiums                                164          140
Other                                                      311          337
Total accrued expenses and other current liabilities    $2,462       $3,069

4.  Long-Term Debt

The Company's long-term debt balances are as follows (in thousands):

                                                           December 31,
                                                          1995         1994

  10.375% convertible subordinated debentures,
    due April 15, 1991 through April 15, 1999          $12,500      $14,000
  Less debentures purchased to meet
    sinking fund requirements                              757          561
  Total 10.375% convertible subordinated debentures    $11,743      $13,439

  Long-term line of credit payable                     $ 3,923      $ 1,519
  Long-term bank debt term loan                          1,500            0
  Other long-term debt                                     200          400
  Total other long-term debt                           $ 5,623      $ 1,919



Interest on the debentures is payable semi-annually. The debentures are subject to redemption through a sinking fund whereby the Company is required to redeem at face value $1,500,000 of the debentures each April 15, from 1991 through 1998. The balance is due on April 15, 1999. The debentures are convertible into shares of the Company's common stock at $19.52 per share and are redeemable in whole or in part at par. During 1995, 1994, and 1993 the Company repurchased debentures with a face amount of $2,224,000 in market transactions and called for redemption $1 million to meet future sinking fund requirements. The Company satisfied the 1995 sinking fund requirement by application of $.5 million of debentures previously repurchased and by calling for redemption the remaining $1 million. The Company has elected to satisfy the 1996 sinking fund requirement by application of $.8 million of debentures previously repurchased and redemption of the remaining $.7 million.

The terms of the indenture relating to the debentures restrict the Company's ability to pay cash dividends and/or repurchase its capital stock pursuant to a formula based upon the consolidated net income of the Company and other factors. Under the formula, at December 31, 1995, no amount was available for the payment of dividends and/or the repurchase of capital stock.

The Company's $6.0 million long-term line of credit from The First National Bank of Maryland ("First National") replaced its $4.5 million long-term line of credit from The Bank of Tokyo Trust Company in July 1994. The line of credit's borrowing base is limited to the sum of 80% of eligible accounts receivable and 35% of eligible inventory. Borrowings under the line of credit are collateralized by a pledge of substantially all of the assets of the Company with the exception of real estate. At the Company's option, borrowings under the line of credit bear interest at the lender's prime rate or the London Inter-Bank Offer Rate, as amended. The weighted average interest rate was 7.6% at December 31, 1995. In addition, the Company pays a facility fee of 1/4 of 1% on the amount of the unused credit facility. The borrowing agreement, which expires on October 15, 1997, contains various covenants which, among other things, require the Company to maintain specified ratios of debt to tangible net worth and fixed charge coverage, and minimum levels of tangible net worth and limits capital additions. At December 31, 1995 the Company was in compliance with the covenants, as amended.

On October 11, 1995, Pacific, a subsidiary of the Company, obtained a $1,750,000 term loan from First National. Borrowings under the term loan, as with the Company's $6,000,000 line of credit with First National, are collateralized by a pledge of substantially all of the assets with the exception of real estate of Pacific, the Company, and its other operating subsidiaries. Unless Pacific elects otherwise in accordance with the loan documents, borrowings under the term loan will bear interest at the lender's prime rate plus .375%. The interest rate was 7.74% at December 31, 1995. The term loan, which expires on November 15, 2000, requires quarterly principal payments starting February 1996 through November 2000 and is subject to various financial covenants which are similar to the covenants of the line of credit agreement.

Subsequent to the end of the year, through February 29, 1996, the Company purchased in market transactions $.1 million principal amount of its 10.375% convertible subordinated debentures for $.1 million.

Other long-term debt represents the final portion of a settlement to be paid to Circa Pharmaceuticals, Inc. (formerly Bolar Pharmaceutical Co., Inc.). The December 31, 1995 balance is payable in 1997, bearing interest at prime plus 1%.

Annual maturities of long-term debt for each of the five years following December 31, 1995 are as follows:

                         Convertible      Line of                   Other
                         Subordinated     Credit       Term       Long-Term
      Year               Debentures(1)    Payable    Loan (2)        Debt

      1996                 $   743        $    0      $  250      $     0
      1997                   1,500         3,923         350          200
      1998                   1,500             0         383            0
      1999                   8,000             0         383            0
      2000                       0             0         384            0
      Subtotal              11,743         3,923       1,750          200

      Less:
       Current portion         743             0         250            0
      Total                $11,000        $3,923      $1,500      $   200



Note: (1)   Amounts shown are net of face value of repurchased
            debentures and assume application of such debentures to meet, in part, sinking fund requirements for 1996.

      (2) The term loan requires quarterly principal payments commencing with $62,500 in February 1996, increasing to $87,500 in 1997 and $95,833 from 1998 through
            November 2000.

5.  Supplemental Pension Agreements

In April 1995, Health-Chem entered into five-year Employment Agreements with each of Marvin M. Speiser and Robert D. Speiser which entitle them to receive upon retirement on or after January 1, 2000, in the case of Marvin M. Speiser, and on or after January 1, 2010, in the case of Robert D. Speiser, an annual supplemental pension benefit equal to 60% of such executive's final base salary, which for this purpose will be the highest nominal annual salary paid to him during his employment. The supplemental pension will be payable for a period of ten (10) years beginning on the retirement date, or if later, the January 1, following termination of employment. In the event of termination of employment prior to the retirement date, the amount of the supplemental pension payable on that date will be prorated based on the period of employment from December 31, 1994 to the date of termination. No proration will be applied, however, if the executive's employment is involuntarily terminated. An actuarially reduced supplemental pension benefit may be paid if the benefit is commenced upon termination of employment prior to the retirement date. For the year ended December 31, 1995 the related pension accrual in the amount of $399,000 has been recorded in other long-term liabilities on the Consolidated Balance Sheets.

Net pension cost included in the operating results for fiscal year ended December 31, 1995 consisted of the following components:

                                            1995

Service costs                               $ 50
Interest costs                               107
Net amortization                             242
Net pension cost                            $399

The supplemental pension agreements currently are not funded. The status of these plans at December 31, 1995 is as follows:

Accumulated benefit obligations          $<1,515>
Projected benefit obligation              <2,194>
Plan assets in excess of projected
 obligation                               <2,194>
Unrecognized prior service cost            1,795
Accrued pension cost                     $<  399>


The assumed discount rate used in determining the accumulated benefit obligation was 7% for 1995.


6.  Employee Benefit Plan

All permanent, full-time non-union employees of the Company are eligible to participate in Health-Chem's 401(k) Plan (the "Plan") following six months of employment. The Plan allows eligible employees to defer up to 20% of their income on a pre-tax basis through contributions to the Plan. The Company may contribute for each participant a matching contribution equal to a percentage of the elective contributions made by the participants. The decision to make matching contributions and the amount of such contributions will be made each year by the Company. These Company matching contributions were $59,000, $61,000, and $56,000 in 1995, 1994 and 1993, respectively.

7.  Commitments

The Company leases office space in New York City and two production/warehouse facilities in Los Angeles. Minimum rental commitments required under non-cancelable operating leases having a term of more than one year as of December 31, 1995 were as follows (in thousands):

                  Year                     Amount
                  1996                        448
                  1997                        448
                  1998                        405
                  1999                         80
                 Total                     $1,381

Rent expense was $502,000, $424,000 and $419,000 in 1995, 1994 and 1993,
respectively.

At December 31, 1995, commitments under employment arrangements aggregated $3,084,000 through 2000. Certain employees were provided bonuses based upon defined earnings or the attainment of certain sales levels, which amounted to $416,000 and $1,194,000 in 1994 and 1993, respectively.


8.  Litigation

In August 1995, Key Pharmaceuticals, Inc., a subsidiary of Schering-Plough Corporation ("Key"), commenced an action against the Company's Hercon Laboratories subsidiary in the United States District Court for the District of Delaware alleging that Hercon Laboratories' submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications
("ANDAs") relating to some of Hercon Laboratories' improved transdermal nitroglycerin products for which the Company is awaiting FDA approval constitutes infringement of Key's patent for its Nitro-Dur(R) products. Key seeks certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. By Answer and Counterclaim dated August 28, 1995, Hercon Laboratories denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon Laboratories has not infringed and does not infringe any claim of the patent. In its counterclaim against Key, Hercon Laboratories seeks a declaratory judgment of patent noninfringement, invalidity and unenforceability. Discovery in this action has commenced. Management believes that Key's claims are without merit and intends to defend the action vigorously.

In October 1995, Gershon Yormack, a stockholder of the Company, initiated an action in the Delaware Chancery Court (New Castle County) against the Company, its directors and its Transderm subsidiary, seeking injunctive and declaratory relief with respect to certain options to purchase Transderm common stock to be granted to each of Marvin M. Speiser, the Company's Chairman of the Board and President, and Robert D. Speiser, the Company's Executive Vice President, in 1995. Pursuant to Employment Agreements entered into in April 1995, in November 1995 the Company caused Transderm to issue an option to purchase shares of Transderm's common stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser. The plaintiff alleges that this exercise price, which is the same per share price as the subscription price for Transderm common stock offered by the Company to stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995), is substantially less than the fair market value of such Transderm common stock. Management believes that the claims are without merit and intends to defend the action vigorously.

9.  Redeemable Common Stock and Stockholders' Equity

On July 15, 1994, the Company exercised its option to purchase 525,000 shares of the Company's Common Stock, par value $.01 per share, at $2.00 per share, from National Union Fire Insurance Company of Pittsburgh, PA. These shares are included in treasury stock. As of December 31, 1993, these shares had been classified as Redeemable Common Stock.

In compliance with certain restrictive covenants under the indenture governing the Company's 10.375% convertible subordinated debentures due April 15, 1999, the Company paid for the 525,000 shares from the proceeds of the substantially concurrent sale of 575,000 shares of the Company's treasury stock ("1994 Option Shares") at $2.00 per share, to Marvin M. Speiser. Under a Stock Purchase and Option Agreement, Mr. Speiser has granted the Company an option to purchase these shares at any time until June 30, 1999 at a price equal to his actual cost of $2.00 per share plus interest incurred on borrowings to finance the purchase. In addition, under this agreement, Mr. Speiser has agreed to vote these shares in the same proportion that all other shares of common stock are voted.

The effect of the above transactions on the financial position of the Company was a reduction of redeemable common stock of $1,050,000 and an increase in stockholders' equity of $1,112,000 after $38,000 of expenses of issuing the common stock.

On March 26, 1996, the Board of Directors of the Company approved the Company's entering into a stock purchase agreement with Marvin M. Speiser (the "Stock Purchase Agreement") relating to 1,782,689 shares of Common Stock owned by him subject to the Company's option to repurchase. Pursuant to the Stock Purchase Agreement, the Company will undertake a subscription rights offering of up to 1,320,000 shares of the Common Stock to its stockholders (other than Mr. Speiser). This offering will be registered under the Securities Act of 1933, as amended.

The Stock Purchase Agreement provides that Mr. Speiser will sell to the Company such number of shares of Common Stock as are subscribed to in the offering at a per share price equal to the combined weighted average exercise price per share of: (i) 1,207,689 shares of Common Stock which the Company has the right to acquire pursuant to an option agreement, dated as of December 28, 1990 and amended on August 30, 1991, between Mr. Speiser and the Company (the "1991 Option Shares"); and (ii) the 1994 Option Shares. Mr. Speiser will not receive any subscription rights in the offering but the total number of shares being offered will reflect his retention of such number of shares as would have been offered to him, pro rata. The excess, if any, of the aggregate subscription price received by the Company over the aggregate purchase price paid to Mr. Speiser will be retained by the Company to be applied against the expenses of the transaction and for other corporate purposes. The Stock Purchase Agreement also provides that upon the conclusion of the offering, the agreements relating to the 1991 Option Shares and the 1994 Option Shares and all further rights of the Company to purchase said Option Shares shall be terminated.

10.  Stockholders' Equity

a.  A summary of the changes in shares of common and treasury stock is as follows:
[CAPTION]                                          Treasury Stock
                                  Common     Convertible        Common
                                  Stock      Special Stock      Stock
[S]                            [C]           [C]              [C]
    Balance at 1/1/93 and
     12/31/93                  7,930,424           738,667    6,540,632

    Shares repurchased (1)      <525,000>                0      525,000
    Shares issued (1)            575,000                       <575,000>

    Balance at 12/31/94        7,980,424           738,667    6,490,632

    Stock options exercised        2,000                 0            0

    Balance at 12/31/95        7,982,424           738,667    6,490,632


   (1) See Note 9 to the accompanying consolidated financial statements

b.  Convertible special stock

The convertible special stock has the same rights as common stock except that it is nonvoting. Each share is convertible into 1 1/3 shares of the Company's common stock. The conversion rate is subject to change under certain circumstances. No shares of convertible special stock are outstanding.

c.  Reserved shares
                                                            Number of
        Purpose of Reservation                               Shares

    Conversion of convertible special stock                   984,889
    Stock option plans                                      1,231,000
    Conversion of 10.375% convertible
      subordinated debentures                                 601,588
    Total reserved shares                                   2,817,477

d.  Stock rights plan

On February 28, 1989, the Company adopted a stock rights plan which was amended November 7, 1990. Pursuant to such plan, the Board of Directors declared a dividend of one right ("Right") for each share of common stock of the Company outstanding on March 21, 1989. In the event that a person or affiliated group, other than any present officer or director, acquires, obtains the right to acquire, or tenders for 30% or more of the Company's outstanding common stock (other than through certain permissibly structured tender offers), then each holder of a Right, other than the 30% stockholder or tender offeror, shall be entitled to receive upon exercise of each Right, common shares of the Company which have a market value equal to two times the exercise price of the Right, or capital stock of the acquiring company which has a market value of two times the exercise price of the Right.

The Company may redeem the Rights for a nominal amount at any time prior to 10 days (subject to extension by the Board of Directors) after a person or group acquires or tenders for 30% or more of the Company's common stock. Unless redeemed earlier, all Rights expire on February 27, 1999.

11.  Stock Options

Options granted under various stock option plans are exercisable in installments commencing one year from the date of grant and expire five to ten years from the grant date.

Transactions under the plans were as follows:

                                       Number of     Range of Option
                                         Shares      Price Per Share

 Balance, January 1, 1993                570,200      $2.50 - $11.13

 Granted during 1993                     152,000       3.75
 Exercised during 1993                       -0-
 Cancelled or expired during 1993       <121,500>      2.50 -  10.63

 Balance, December 31, 1993              600,700       2.50 -  11.13

 Granted during 1994                     179,000       3.25
 Exercised during 1994                       -0-
 Cancelled or expired during 1994        <82,100>      3.25 -  10.25

 Balance, December 31, 1994              697,600       2.50 -  11.13

 Granted during 1995                         -0-
 Exercised during 1995                    <2,000>      2.50
 Cancelled or expired during 1995        <80,600>      3.25 -  11.13

 Balance, December 31, 1995              615,000       2.50 -  10.25

 Exercisable portion at December
  31, 1995                               343,800

 Available for future grant at
  December 31, 1995                      616,000


In March 1995, the Company adopted the 1995 Performance Equity Plan ("1995 Plan") which was designed to attract and retain employees of the highest caliber, to provide increased incentive for officers and key employees and to continue to promote the well-being of the Company. Pursuant to the 1995 Plan, up to an aggregate of 600,000 shares of the Company's Common Stock are available for the granting of stock or stock related incentive awards.

Pursuant to the five-year Employment Agreements referred to in Note 5, on November 13, 1995, the Company caused its 90% owned subsidiary Transderm Laboratories Corporation ("Transderm") to enter into stock option agreements with Robert D. Speiser and Marvin M. Speiser allowing each of them to purchase 5,000,000 shares of Transderm's common stock at $.10 per share, which was the per share subscription exercise price in Transderm's initial public offering effected pursuant to the Plan of Reorganization and Asset Exchange Agreement referred to in Note 1a. The options are exercisable in full commencing November 13, 1996, each such option representing ten percent (10%) of the outstanding common stock of Transderm on a fully-diluted basis.

During October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation". SFAS 123 encourages employers to adopt its prescribed fair value-based method of accounting to recognize compensation expense for employee stock compensation plans, however, it does allow the Corporation to continue to account for its plans using its current method. The Corporation intends to adopt the provisions of SFAS 123 effective January 1, 1996 under its disclosure-only alternative.

12.  Taxes on Income  (In thousands)

                                                     Year Ended December, 31,
                                                       1995     1994     1993
Taxes on income include provision <benefit> for:
  Federal income taxes                               $ <105>  $  680   $ <228>
  State and local income taxes                           63      167       78
   Total                                             $  <42>  $  847   $ <150>

Taxes on income are comprised of:
  Currently payable                                  $  236   $  414   $ <173>
  Deferred <benefit> payable                           <278>     433       23
   Total                                             $  <42>  $  847   $ <150>

Charged <credited> to:
  Income before extraordinary gain                   $  <45>  $  844   $ <150>
  Extraordinary gain on repurchase of debentures          3        3        0
   Total                                             $  <42>  $  847   $ <150>


A reconciliation of taxes on income to the federal statutory rate is as follows:

                                                     Year Ended December, 31,
                                                       1995     1994     1993

  Tax provision <benefit> at statutory rate        $  <107>  $   771   $  844
  Increase <decrease> resulting from:
   State and local taxes, net of federal tax benefit    13       128      144
   Proceeds from officer's life insurance                0       <81>       0
   Reversal of previously provided income taxes          0         0     <411>
   Recognition of tax loss and tax credit
     carryforwards (not previously recognized)           0        <7>    <774>
   Intangibles and officers' life insurance premiums    20        14       35
   Other                                                32        22       12
  Tax provision <benefit>                          $   <42>   $  847   $ <150>


At December 31, 1995 and 1994, the deferred tax liabilities and assets result from the following temporary differences and carryforwards:

                                                      1995     1994

Liabilities:
  Leveraged leases                                $     0   $<1,968>
  Accelerated depreciation                         <1,097>   <1,078>
  Other                                               <65>      <67>
     Subtotal                                      <1,162>   <3,113>

Assets:
  Net operating and other tax loss
   carryforwards                                    8,730     9,815
  Tax credit carryforwards                            709     1,039
  Provision for litigation contingencies              189       283
  Allowances for bad debts                            285       341
  Inventory reserves                                  207       302
  Capitalization of overhead costs as
   inventory in accordance with tax laws              187       243
  Leveraged leases                                      0       305
  Retirement benefits                                 187         0
  Other                                                21       128
     Subtotal                                      10,515    12,456
  Valuation Allowance                              <8,730>   <9,918>
     Total                                       $    623  $   <575>

At December 31, 1995, the net deferred tax asset is comprised of a current asset of $631,000 partially offset by a non-current liability of $8,000. The net deferred tax liability at December 31, 1994 is comprised of a non-current liability of $317,000 and a current liability of $334,000 which is offset by a current asset of $76,000. These amounts are included in deferred income taxes, income taxes payable and other current assets in the consolidated balance sheets as of December 31, 1995 and 1994. For the year ended December 31, 1995 the valuation allowance decreased by $1,188,000 primarily as a result of utilization of federal net operating loss carryforwards. In 1995, the leveraged lease term expired thus reversing the remaining deferred tax liabilities and related reserves.

At December 31, 1995, the Company had approximately $13 million of net operating loss carryforwards for federal income tax purposes which expire in various years from 2000 through 2007 and tax credit carryforwards that expire in various years from 1996 through 2008. The Company also had net operating loss carryforwards in various states in which the Company and its subsidiaries operate which are available to absorb allocated portions of future taxable income for state tax purposes. The state operating loss carryforwards expire from 1996 through 2009. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes the deferred tax asset net of a valuation allowance is an amount that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


13.  Interest Expense - Net  (In thousands)

                                                   Year ended December 31,
                                                 1995      1994      1993
     Interest expense                          $1,646    $1,605   $ 1,652
     Interest income                             <175>     <178>     <183>
     Capitalized interest                        <120>      <83>        0

     Total interest expense - net              $1,351    $1,344   $ 1,469



14.  Other Income - Net  (In thousands)
                                                 Year ended December 31,
                                                 1995      1994      1993
     Recovery of <provision for> litigation
       losses                                  $    0    $    0   $   568 (A)
     Rental income                                319       340       473
     Other income net of expense                  193       289       110
       Other income - net                      $  512   $   629    $1,151


(A) Consists of a payment of $340,000 from the Company's general liability insurance carrier representing a recovery of certain defense costs and adjustments to the allowance for litigation contingencies.

15.  Extraordinary Gain

The Company's Board of Directors has authorized the repurchase (subject to certain bank credit facility restrictions) of up to $12 million in principal amount of the Company's 10.375% convertible subordinated debentures to be used to satisfy redemption requirements which began in April 1991. As of December 31, 1995, $7,257,000 principal amount of debentures had been repurchased in market transactions and $1,000,000 were called for redemption. Extraordinary gains on the repurchase of debentures during 1995, 1994 and 1993 have been recognized as follows (in thousands):

                                                    1995      1994     1993

   Extraordinary gain from repurchase of
     subordinated debentures before taxes          $  10     $   8    $  75
   Tax provision (See Note 12)                        <3>       <3>       0
   Extraordinary gain from repurchase of
     subordinated debentures                       $   7     $   5    $  75


16.  Segment Information and Foreign Sales

The Company's operations consist of a single dominant segment which manufactures and distributes several products. These products are related mainly by manufacturing processes requiring lamination of materials and usually involve common technological features such as the slow timed release of various substances. Most products are wholesaled through distributors or to other manufacturers.

Foreign sales, consisting primarily of sales to European countries, were $2.0 million or 4% of sales in 1995. In each of 1995, 1994 and 1993, foreign sales were less than 10% of total revenues.

In 1995, 1994 and 1993, sales of transdermal nitroglycerin patches to Mylan Pharmaceuticals, Inc. accounted for approximately 14%, 12% and 12% of consolidated net sales, respectively.


17.  Related Party Transactions

The consolidated financial statements include the following items applicable to related parties (in thousands):
                                                       December 31,
  Balance Sheets:                                     1995      1994

  Receivable from director and executive officer
    included in other current assets (1994 balance
    repaid in February 1995)                          $254      $ 60

  10.375% convertible subordinated debentures
    held by directors and executive officers           467       524

  Stockholder notes receivable arising from
    exercise of stock options                          148       188

                                                     Year ended December 31,
  Income Statements:                                  1995      1994     1993

  Management fees - charged to selling,
    general and administrative expense                $ 20      $ 60     $ 60

  Interest expense - net                                36        54       39

18.  Minority Interest

A former president of Hercon Laboratories maintains a 1.5% interest in Hercon
Laboratories and Hercon Environmental.  Equity in Hercon Environmental has generated a $17,000 minority interest.



19. Quarterly Financial Information (Unaudited) (In thousands except per share data)



                      4th     3rd     2nd    1st    4th     3rd     2nd     1st
                      Qrtr.   Qrtr.   Qrtr.  Qrtr.  Qrtr.   Qrtr.   Qrtr.   Qrtr.
                      1995    1995    1995   1995   1994    1994    1994    1994

Net sales          $10,535  13,012  11,977 11,020  12,159  11,811  12,196  10,764

Gross profit       $ 3,257   4,111   2,633  3,279   3,951   3,772   3,972   3,368

Income <loss>
  before
  extraordinary
  gain             $   <44>    269    <544>    22     469     417     336     193

Extraordinary gain
  <loss>                 4       2      <3>     4       2       1       1       1

NET INCOME <LOSS>  $   <40>    271    <547>    26     471     418     337     194


Earnings per common share (primary & fully diluted):

Income <loss>
  before
  extraordinary
  gain             $  <.01>    .03    <.07>   .00     .06     .05     .04     .02

Extraordinary gain
  <loss>               .00     .00     .00    .00     .00     .00     .00     .00

NET INCOME <LOSS>
  PER SHARE        $  <.01>    .03    <.07>   .00     .06     .05     .04     .02


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At its board meeting on November 13, 1995, the Board of Directors of the Company approved the recommendation of the Company's Audit Committee to appoint the accounting firm of Coopers & Lybrand L.L.P. as independent accountants for the Company for the year ending December 31, 1995. The audit work of Deloitte & Touche LLP was terminated as of November 13, 1995. During the two most recent fiscal years and subsequent interim period preceding the termination of Deloitte & Touche LLP, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. Deloitte & Touche LLP's report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.






FORM 10-K                                                            PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information responsive to this item is incorporated by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 7, 1996.


ITEM 11.  EXECUTIVE COMPENSATION

The information responsive to this item is incorporated by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 7, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information responsive to this item is incorporated by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 7, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information responsive to this item is incorporated by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 7, 1996.

FORM 10-K                                                            PART IV




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         PAGE
(a)  1.  FINANCIAL STATEMENTS

Independent Auditors' Reports                                           13-14

Consolidated Balance Sheets-December 31, 1995 and 1994                  15-16

Consolidated Statements of Operations
  Years Ended December 31, 1995, 1994 and 1993                             17

Consolidated Cash Flow Statements
  Years Ended December 31, 1995, 1994 and 1993                          18-19

Consolidated Statements of Stockholders' Equity
  Years Ended December 31, 1995, 1994 and 1993                             20

Notes to Consolidated Financial Statements                              21-34

(a)  2.  FINANCIAL STATEMENT SCHEDULES

Schedule II -  Valuation and Qualifying Accounts and Reserves              40


All other schedules are omitted because they are not required, are inapplicable, or the information is included in the financial statements or notes thereto.

(a)  3.  EXHIBITS

2. Plan of Reorganization and Asset Exchange Agreement dated as of June 30, 1995, by and among the Company, Herculite Products, Inc. ("Herculite") and Transderm Laboratories Corporation ("Transderm"). Incorporated herein by reference to Exhibit 2 to Registration Statement on Form S-1 (Reg. No. 33-95080) for Transderm, as filed with the Commission on July 28, 1995.

3.1 Restated Certificate of Incorporation and amendments of the Registrant. Incorporated herein by reference to Exhibit No. 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985.

3.2 Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 8, 1987. Incorporated herein by reference to Exhibit No. 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

3.3     By-Laws of the Registrant.  Incorporated herein by reference to
        Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

4.1 Indenture relating to the Company's 10 3/8% Convertible Subordinated Debentures due 1999. Incorporated herein by reference to Exhibit No.
        4.2 to the Company's Registration Statement on Form S-7 (Reg. No. 2-71341) as filed with the Commission on April 15, 1981.

4.2 Rights Agreement between the Company and Harris Trust Company of New York as Rights Agent dated February 28, 1989. Incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

4.3 Amendment dated as of November 7, 1990 to the Rights Agreement between the Company and Harris Trust Company of New York as Rights Agent dated February 28, 1989. Incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10.1 The 1986 Stock Option Plan as approved by the Company's Stockholders on April 26, 1986 and as amended by the Company's Board of Directors on December 30, 1987. Incorporated herein by reference to Exhibit No.
        10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.2    The 1980 Stock Option Plan.  Incorporated herein by reference to
        Exhibit 10.1 to Form S-8 as filed with the Commission on March 1,
        1983.

10.3 Amendment to the 1980 Stock Option Plan as approved by the Company's Board of Directors on December 30, 1987. Incorporated herein by reference to Exhibit No. 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.4 Second Amendments to the 1986 Stock Option Plan and the 1980 Stock Option Plan as approved by the Company's Board of Directors on May 6, 1993. Incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.5 The 1995 Performance Equity Plan. Incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement dated March 1, 1995 in connection with the Company's 1995 Annual Meeting of Stockholders.

10.6(a) Loan and Security Agreement between the Company, Hercon Laboratories
        Corporation ("Hercon Laboratories"), Herculite, Pacific Combining Corporation ("Pacific") and The First National Bank of Maryland ("First National") dated July 15, 1994. Incorporated herein by reference to Exhibit 1 to Current Report on Form 8-K filed with the Commission on July 25, 1994.

10.6(b) Modification Agreement dated August 31, 1995 by and between First
        National, the Company, Hercon Laboratories, Herculite, Pacific, Hercon Environmental Corporation ("Hercon Environmental") and Transderm. Incorporated herein by reference to Exhibit 10.6(b) to Amendment No.
        1 filed with the Commission on September 6, 1995 ("Amendment No. 1") to Transderm's Registration Statement on Form S-1 No. 33-95080 filed with the Commission on July 28, 1995.

10.6(c) Second Modification Agreement dated as of October 11, 1995 by and between the Company, Hercon Laboratories, Herculite, Pacific, Hercon Environmental and Transderm. Incorporated herein by reference to
        Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended September 30, 1995. (Commission File No. 1-6787).

10.7 Stock Purchase and Option Agreement by and between Marvin M. Speiser and the Company dated July 15, 1994. Incorporated herein by reference to Exhibit 3 to Current Report on Form 8-K filed with the Commission on July 25, 1994.

10.8 Indemnification Agreement between Marvin M. Speiser and Laura G. Speiser and the Company dated July 15, 1994. Incorporated herein by reference to Exhibit 4 to Current Report on Form 8-K filed with the Commission on July 25, 1994.

10.9 Stipulation and Agreement of Compromise and Settlement dated March 15, 1991 and amended on June 7, 1991 with respect to Delaware
        Stockholders' Derivative Action.  Incorporated herein by reference to
        Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.10 Lease Agreement between Herculite and WORCO dated August 17, 1994. Incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.11 Amended and Restated Option Agreement, dated as of August 30, 1991, by and between Marvin M. Speiser and the Company. Incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.12 Distribution Agreement between Hercon Laboratories and Bolar Pharmaceutical Co., Inc. dated as of January 4, 1993. Incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.13 Employment Agreement between Marvin M. Speiser and the Company dated April 4, 1995. Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1995.

10.14 Employment Agreement between Robert D. Speiser and the Company dated April 4, 1995. Incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1995.

10.15 Stock Option Agreement between Transderm and Marvin M. Speiser dated November 13, 1995. Incorporated herein by reference to Exhibit 10.3 to Tranderm's Annual Report on Form 10-K for the year ended December 31, 1995.

10.16 Stock Option Agreement between Transderm and Robert D. Speiser dated November 13, 1995. Incorporated herein by reference to Exhibit 10.4 to Transderm's Annual Report on Form 10-K for the year ended December 31, 1995.

10.17 Asset Acquisition Agreement dated April 28, 1995 between Hercon Environmental and Hercon Laboratories. Incorporated herein by reference to Exhibit 10.7 to Transderm's Registration Statement on Form S-1 Reg. No. 33-95080 as filed with the Commission on July 28, 1995.

10.18 $7,000,000 principal amount Subordinated Promissory Note of Hercon Laboratories. Incorporated herein by reference to Exhibit 10.8 to Amendment No. 1.

10.19 Corporate Services Agreement dated as of August 31, 1995 between the Company and Transderm. Incorporated herein by reference to Exhibit
        10.9 to Amendment No. 1.

10.20 Tax Sharing Agreement dated as of August 31, 1995 between the Company and Transderm. Incorporated herein by reference to Exhibit 10.10 to Amendment No. 1.

10.21 Loan and Security Agreement dated as of October 11, 1995 by and between Pacific, the Company, Hercon Laboratories, Herculite, Hercon Environmental and Transderm and First National. Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated October 11, 1995.

22      Subsidiaries of the Registrant.  Filed herewith on page 42.



(b) REPORTS ON FORM 8-K

During the quarter ended December 31, 1995 the Company filed the following two reports on Form 8-K:

(1) Report dated October 11, 1995 in connection with the Company's Pacific Combining subsidiary obtaining a $1,750,000 term loan from the First National Bank of Maryland;

(2) Report dated November 13, 1995 in connection with the Company's change in independent accountants.

                                    HEALTH-CHEM CORPORATION
                                          SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                        (In thousands)
                                                            Additions
                                                Balance at  Charged to  Deductions   Balance
                                                Beginning   Costs and      from       at End
                                                 of Year    Expenses    Allowances   of Year

Year ended December 31, 1995:
 Allowance for doubtful accounts receivable     $    286    $   154     $  180 (A)   $   260
 Allowance for litigation contingencies              201          0          0           201
 Allowance for inventory valuation                   591        594        698 (C)       487
 Valuation allowance for notes receivable             36          0          0            36


Year ended December 31, 1994:
 Allowance for doubtful accounts receivable     $    274    $    79     $   67 (A)   $   286
 Allowance for litigation contingencies              280          0         79 (B)       201
 Allowance for inventory valuation                   618        395        422 (C)       591
 Valuation allowance for notes receivable             36          0          0            36

Year ended December 31, 1993:
 Allowance for doubtful accounts receivable     $    135    $   189     $   50 (A)   $   274
 Allowance for litigation contingencies              519          0        239 (B)       280
 Allowance for inventory valuation                   165        456          3 (C)       618
 Valuation allowance for notes receivable            136          0        100 (C)        36





(A) Amount includes write-offs, net of recoveries.
(B) Adjustments to allowance, reclassifications.
(C) Valuation adjustments and credits to costs and expenses.



SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HEALTH-CHEM CORPORATION

Date:  March 26, 1996



/s/ Marvin M. Speiser                      /s/ Paul R. Moeller
By: Marvin M. Speiser                      By: Paul R. Moeller
    Chairman of the Board and                  Vice President-Finance
    President (Principal                       (Principal Financial Officer)
    Executive Officer)                         (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following Directors on behalf of the Registrant on the dates indicated:


                                           /s/ Bruce M. Schloss
Martin Benis                               Bruce M. Schloss    March 26, 1996


/s/ Steven Bernstein                       /s/ Gregory P. Speiser
Steven Bernstein    March 26, 1996         Gregory P. Speiser  March 26, 1996


/s/ Matthew Goldstein                      /s/ Marvin M. Speiser
Matthew Goldstein   March 26, 1996         Marvin M. Speiser   March 26, 1996


/s/ Samuel R. Goodson                      /s/ Robert D. Speiser
Samuel R. Goodson   March 26, 1996         Robert D. Speiser   March 26, 1996


/s/ Paul R. Moeller                        /s/ Milton Y. Zussman
Paul R. Moeller     March 26, 1996         Milton Y. Zussman   March 26, 1996


/s/ Eugene Roshwalb
Eugene Roshwalb     March 26, 1996