Form 10-Q
period 1996-03-31
HEALTH CHEM CORP
filed 1996-05-08
CIK 46428

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE  SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1996     Commission File Number   1-6787




                             HEALTH-CHEM CORPORATION
           (Exact name of registrant as specified in its charter)



       Delaware                                        13-2682801
(State of Incorporation)                 (I.R.S. Employer Identification No)



         1212 Avenue of the Americas, 24th Floor, New York, NY 10036
                  (Address of principal executive offices)



                Registrant's Telephone Number:  212-398-0700



The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.


As of April 30, 1996, 7,982,424 shares of Common Stock, $.01 Par Value were outstanding.

                              HEALTH-CHEM CORPORATION                  Part I
                            CONSOLIDATED BALANCE SHEETS                Item 1
                                   (In thousands)                      Page 2

                                                    March 31,   December 31,
ASSETS                                                1996          1995
                                                    (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                           $   269       $   259
  Accounts receivable, net                              6,911         4,621
  Inventories (Note 3)                                  8,655         9,070
  Other current assets                                  2,002         1,886
      Total Current Assets                             17,837        15,836

PROPERTY, PLANT & EQUIPMENT
  Land and buildings                                    5,713         5,713
  Other Property, Plant & Equipment                    22,612        21,645
      Total Property, Plant & Equipment                28,325        27,358
  Less accumulated depreciation & amortization        <14,559>      <14,090>
      Net Property, Plant & Equipment                  13,766        13,268

NON-CURRENT ASSETS
  Notes receivable                                      1,500         1,500
  Cash surrender value of life insurance policies       2,151         2,110
  Excess of cost over fair value of assets acquired       724           731
  Other non-current assets                                339           208
      Total Non-Current Assets                          4,714         4,549
TOTAL ASSETS                                          $36,317       $33,653

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $ 5,577       $ 3,689
  Accrued expenses and other current liabilities        3,027         2,462
  Income taxes payable                                    648           644
      Total Current Liabilities                         9,252         6,795
LONG-TERM LIABILITIES
  10.375% Convertible Subordinated Debentures          11,000        11,000
  Long-term debt                                        5,313         5,623
  Deferred income taxes                                     0             8
  Other long-term liabilities                           2,045         1,744
  Minority Interest                                        17            17

STOCKHOLDERS' EQUITY
  Convertible special stock                                 7             7
  Common stock                                            145           145
  Additional paid in capital                           18,286        18,286
  Less stockholder notes receivable                      <148>         <148>
  Accumulated deficit                                  <1,917>       <2,141>
      Subtotal                                         16,373        16,149
  Less treasury stock                                  <7,683>       <7,683>
      Total Stockholders' Equity                        8,690         8,466
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $36,317       $33,653

See Notes to Consolidated Financial Statements.



                             HEALTH-CHEM CORPORATION                   Part I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                      (In thousands, except per share amounts)         Page 3


                                                      For The Three Months
                                                          Ended March 31,
                                                         1996          1995
REVENUE:
  Net sales                                           $13,149       $11,020
  Cost of goods sold                                    9,233         7,741
    Gross profit                                        3,916         3,279

OPERATING EXPENSES:
  Selling, general and administrative expense           2,678         2,135
  Research and development expense                        691           786
  Net interest expense                                    398           340
    Total operating expenses                            3,767         3,261

INCOME FROM OPERATIONS                                    149            18
  Other income - net                                       83            87

INCOME FROM OPERATIONS BEFORE TAXES AND MINORITY
INTEREST                                                  232           105
  Income tax provision                                     12            67

INCOME BEFORE MINORITY INTEREST                           220            38
  Minority Interest in earnings of subsidiary               0           <16>

INCOME BEFORE EXTRAORDINARY GAIN                          220            22
  Extraordinary gain from repurchase of debentures,
  net of tax                                                4             4

NET INCOME                                            $   224       $    26



Earnings per common share (Primary & Fully Diluted)
(Note 4):

  Income before extraordinary gain                    $   .03       $   .00
  Extraordinary gain from repurchase of debentures,
  net of tax                                              .00           .00

NET INCOME PER SHARE                                  $   .03       $   .00


Average number of common and common equivalent shares outstanding, excluding redeemable common shares (Note 4)

     Primary                                            7,982         7,996
     Fully Diluted                                      7,982         8,000


See Notes to Consolidated Financial Statements.




                              HEALTH-CHEM CORPORATION                 Part I
                         CONSOLIDATED CASH FLOW STATEMENTS            Item 1
                                    (Unaudited)                       Page 4
                                  (In thousands)

                                                        For The Three Months
                                                          Ended March 31,
                                                          1996         1995
Cash was Provided by:
OPERATIONS:
 Income before extraordinary gain                       $   220     $    22
 Adjustments to reconcile to net cash provided by
 <used for> operations:
   Depreciation and amortization                            494         421
   Deferred income taxes                                      8           6
   Minority interest                                          0          16
   Changes in:
   Accounts receivable                                   <2,291>       <608>
   Inventories                                              416      <1,170>
   Other current assets                                     <65>       <199>
   Other noncurrent assets                                  <29>        <38>
   Accounts payable                                       1,888         515
   Accrued expenses and other current liabilities           792        <687>
   Interest and income taxes payable                       <402>        289
   Long-term liabilities                                    168           0
   Other, net                                                <5>          0
 Net cash provided by <used for> operations               1,194      <1,433>

INVESTING:
 Additions to property, plant and equipment                <990>       <399>
 Proceeds on disposals of property, plant and equipment      21           0
 Payments received on notes receivable                        0          31
 Net cash used for investing                               <969>       <368>

FINANCING:
 Long-term debt proceeds                                  3,938       3,077
 Long-term debt payments                                 <4,047>     <1,150>
 Repurchase of convertible subordinated debentures         <106>       <515>
 Net cash <used for> provided by financing                 <215>      1,412


Net Increase <Decrease> in Cash and Cash Equivalents         10        <389>
Cash and Cash Equivalents at beginning of period            259         624
Cash and Cash Equivalents at end of period              $   269     $   235


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                            $   157     $    58
    Income taxes                                            101         119



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

    . Hercon Laboratories' issuance to the Company of a $7,000,000, 9%
      Subordinated Promissory Note evidencing the approximate amount of intercompany advances owed to the Company by Hercon Laboratories.

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

    The Consolidated Balance Sheet as of March 31, 1996, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended March 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented.

    Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full years.


                                 HEALTH-CHEM CORPORATION             Part I
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    Item 1
                                      (Unaudited)                    Page 6


2.  Taxes on Income  (In thousands)                     For the Three Months
                                                          Ended March 31,
                                                          1996         1995
    Taxes on income include provision <benefit> for:
      Federal income taxes                               $  85        $  61
      State and local income taxes                         <71>           8
        Total                                            $  14        $  69

    Taxes on income are comprised of:
      Currently payable                                  $   6        $  63
      Deferred payable                                       8            6
        Total                                            $  14        $  69

    Charged to:
      Income before extraordinary gain                   $  12        $  67
      Extraordinary gain on repurchase of debentures         2            2
        Total                                            $  14        $  69


    A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                        For the Three Months
                                                          Ended March 31,
                                                          1996         1995

    Tax provision at statutory rate                      $  81        $  38
    Increase <decrease> resulting from:
      Intangibles and officers life insurance premiums      14           22
      State and local taxes, net of federal tax benefit      6            4
      Settlement of state tax assessments                  <69>           0
      Reversal of valuation allowance                      <25>           0
      Other                                                  7            5
        Tax provision                                    $  14        $  69


3.  Inventories (In thousands)

                                         March 31, 1996    December 31, 1995

    Raw materials                             $4,052               $4,326
    Finished goods and work-in-process         4,603                4,744
      Total Inventory                         $8,655               $9,070


4.  Earnings Per Share

    Primary and fully diluted earnings per share are based upon the weighted average number of common and common equivalent shares outstanding. Shares issuable upon exercise of dilutive stock options are included in the number of common and common equivalent shares outstanding for 1996 and 1995. Subordinated debentures are anti-dilutive for all periods presented.

5.  Subscription Rights Offering

    On March 26, 1996, the Board of Directors of the Company approved the Company's entering into a stock purchase agreement with Marvin M. Speiser (the "Stock Purchase Agreement") relating to 1,782,689 shares of Common Stock owned by him subject to the Company's option to repurchase. Pursuant to the Stock Purchase Agreement, in April 1996, the Company filed a registration statement with Securities and Exchange Commission under the Securities Act of 1933, as amended, for a subscription rights offering to Health-Chem stockholders other than Mr. Speiser of up to 1,320,000 shares of Health-Chem Common Stock. This registration statement has not yet been declared effective.


                                 HEALTH-CHEM CORPORATION             Part I
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    Item 1
                                      (Unaudited)                    Page 7




    The Stock Purchase Agreement provides that Mr. Speiser will sell to the Company such number of shares of Common Stock as are subscribed to in the offering at a per share price equal to the combined weighted average exercise price per share of: (i) 1,207,689 shares of Common Stock which the Company has the right to acquire pursuant to an option agreement, dated as of December 28, 1990 and amended on August 30, 1991, between Mr. Speiser and the Company (the "1991 Option Shares"); and (ii) 575,000 shares of Common Stock which the Company has the right to acquire pursuant to a Stock Purchase and Option Agreement, dated as of July 15, 1994, between Mr. Speiser and the Company (the "1994 Option Shares"). Mr. Speiser will not receive any subscription rights in the offering but the total number of shares being offered will reflect his retention of such number of shares as would have been offered to him, pro rata. The excess, if any, of the aggregate subscription price received by the Company over the aggregate purchase price paid to Mr. Speiser will be retained by the Company to be applied against the expenses of the transaction and for other corporate purposes. The Stock Purchase Agreement also provides that upon the conclusion of the offering, the agreements relating to the 1991 Option Shares and the 1994 Option Shares and all further rights of the Company to purchase said Option Shares shall be terminated.






                                HEALTH-CHEM CORPORATION               Part I
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF       Item 2
                     FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 8




Results of Operations

Sales increased $2.1 million, or 19% for the three months ended March 31, 1996 as compared to the same period for 1995. The increase is due primarily to increases in sales of synthetic fabrics, transdermal nitroglycerin patches and environmental products of $1.4 million, $.6 million and $.1 million, respectively. The synthetic fabrics sales increase is due primarily to higher governmental sales and greater demand for certain fabrics. Sales of transdermal nitroglycerin patches, which are manufactured and marketed by the Company's 90% owned subsidiary Transderm Laboratories Corporation, have increased due primarily to greater demand from domestic distributors and to higher selling prices. Environmental product sales increased due primarily to the introduction of several new disruptant products.

Gross profit increased $.6 million, or 19% for the three months ended March 31, 1996 as compared to the same period in 1995. The increase is due primarily to increased gross profits for synthetic fabrics and transdermal nitroglycerin patches of $.3 million and $.4 million, respectively, offset by decreased gross profit for environmental products of $.1 million. Gross profit as a percent of sales was 30% for each of the three month periods ended March 31, 1996 and March 31, 1995. The synthetic fabrics gross profit increase is primarily a result of greater sales volumes and improving manufacturing variances. Transdermal nitroglycerin patch gross profit increased primarily due to increased domestic sales volumes. Environmental gross profit decreased due primarily to decreased sales of higher margin products.

Selling, general and administrative expenses increased $.5 million for the three months ended March 31, 1996 as compared to the corresponding period in 1995. The increase is due primarily to higher payroll-related expenses of $.3 million and legal expenses of $.2 million. The increase in legal expenses is due primarily to the defense of an action brought by Key Pharmaceutical, Inc. against Hercon Laboratories in August 1995.

Research and development expense decreased $.1 million for the three months ended March 31, 1996 as compared to the same period in 1995 due primarily to lower clinical material expenses related to pharmaceutical product research. The Company anticipates research and development expenses related to pharmaceutical products in 1996 to equal or exceed 1995 levels. In 1996, new studies for patch applications are being developed and current studies are advancing through various phases of completion.

Interest expense increased $.1 million for the three months ended March 31, 1996 as compared to the same period in 1995 due primarily to interest related to a settlement with a local taxing authority of disputed tax assessments pertaining to prior years.

Other income - net was approximately the same for the three months ended March 31, 1996 as compared to the corresponding period in 1995.

Income from operations before taxes and minority interest increased $.1 million for the three months ended March 31, 1996 as compared to the corresponding period in 1995. Income tax provision or benefit varies with the amount of income or loss from operations before income taxes. At March 31, 1996, the effective tax rate was 6% due primarily to adjustments to reserves for a settlement with a local taxing authority of disputed tax assessments pertaining to prior years of $69,000 and a reversal of a portion of the valuation allowance amounting to $25,000.

The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full years.

                                HEALTH-CHEM CORPORATION               Part I
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF       Item 2
                     FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 9


Liquidity and Capital Resources

The following measures of liquidity are derived from the Company's Consolidated Financial Statements:

                                                 March 31,     December 31,
                                                   1996            1995

Working Capital (current assets less current
  liabilities, in thousands)                       $ 8,585          $ 9,041

Current Ratio (current assets/current
  liabilities)                                         1.9              2.3

Quick Ratio (cash & receivables/current
  liabilities)                                          .8               .7


Working capital decreased $.5 million from December 31, 1995 to March 31, 1996 due to a $2.5 million increase in current liabilities, partially offset by a $2.0 million increase in current assets. Decreases in working capital were primarily the result of increases in accounts payable and accrued expenses and other current liabilities of $1.9 million and $.6 million, respectively, partially offset by a $2.3 million increase in accounts receivable, net.

The increase in accounts receivable, net was due primarily to sales increases of $2.6 million in the first quarter of 1996 as compared to the fourth quarter of 1995. Cash generated from operations for the quarter ended March 31, 1996 was $1.2 million.

The Company expects to meet $.6 million of debenture interest payments on its 10.375% convertible subordinated debentures each April and October and other periodic interest payments out of working capital. The required $1.5 million sinking fund payment on the Company's subordinated debentures due on April 15, 1996 was satisfied by application of $.8 million debentures previously repurchased and by the Company's redemption of an additional $.7 million of debentures. In market transactions throughout the first quarter of 1996, the Company purchased $.1 million principal amount of its subordinated debentures for $.1 million which may be used to meet the 1997 sinking fund requirements. Additional debentures may be repurchased and retired or if debentures are not available for purchase, the Company has an option to call for redemption the amount required to meet sinking fund requirements.

The Company has not paid cash dividends and does not anticipate paying such dividends on its Common Stock in the foreseeable future.

At March 31, 1996, the Company had borrowed $3.9 million on its $6.0 million line of credit from The First National Bank of Maryland ("First National"). The line of credit's borrowing base is limited to the sum of 80% of eligible accounts receivable and 35% of eligible inventory. Borrowings under the line of credit are collateralized by a pledge of substantially all of the assets of the Company with the exception of real estate. At the Company's option, borrowings under the line of credit bear interest at the lender's prime rate or the London Inter-Bank Offer Rate. The weighted average interest rate was 7.2% at March 31, 1996. In addition, the Company pays a facility fee of 1/4 of 1% on the amount of the unused credit facility. The borrowing agreement, which expires on October 15, 1997, contains various covenants which, among other things, require the Company to maintain specified ratios of debt to tangible net worth and fixed charge coverage, and minimum levels of tangible net worth and limits capital additions. At March 31, 1996 the Company was in compliance with the covenants as amended. Subsequent to March 31, 1996, the Company borrowed an additional $.3 million on the line of credit increasing the balance to $4.2 million at April 30, 1996. It is the Company's practice to utilize the line of credit to fund current obligations when required and to pay down the line of credit when funds become available.




                                HEALTH-CHEM CORPORATION               Part I
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF       Item 2
                     FINANCIAL CONDITION & RESULTS OF OPERATIONS     Page 10




At March 31, 1996, Pacific Combining Corporation ("Pacific"), a subsidiary of the Company, had outstanding $1,687,500 on its term loan from First National reflecting a principal payment in February of $62,500. The term loan requires quarterly principal payments commencing with the $62,500 in February 1996, increasing to $87,500 in 1997 and $95,833 from 1998 through November 2000. Borrowings under the term loan, as with the Company's $6,000,000 line of credit with First National, are collateralized by a pledge of substantially all of the assets with the exception of real estate of Pacific, the Company, and its other operating subsidiaries. Unless Pacific elects otherwise in accordance with the loan documents, borrowings under the term loan will bear interest at the lender's prime rate plus .375%. The weighted average interest rate was 7.51% at March 31, 1996. The term loan, which expires on November 15, 2000, is subject to various financial covenants which are similar to the covenants of the line of credit agreement.

The Company's debt to equity ratio was 3:1 at March 31, 1996 and at December 31, 1995.

Management believes anticipated expenditures in 1996 such as capital expenditures, debenture repurchasing, research and development costs and other operating expenses will be funded with cash generated from operations, supplemented by the utilization of the line of credit. Capital expenditures will primarily consist of manufacturing tooling and equipment and leasehold improvements. The terms of the Company's line of credit with First National limit the Company to $1.2 for capital expenditures in 1996. At March 31, 1996, the Company had expended $1.0 million for capital expenditures for property, plant and equipment in 1996. The Company anticipates additional capital expenditures of at least $700,000 in support of its tooling and equipment programs for 1996 and intends to seek First National's consent to such increase from the line of credit terms.



                                                                     Part II
                                                                      Item 1
                                                                     Page 11



PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

There were no material developments in any pending legal proceedings in the quarter ended March 31, 1996.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - none

(b) During the three months ended March 31, 1996 the Company did not file any reports on Form 8-K.



                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HEALTH-CHEM CORPORATION




May 7, 1996                         /s/  Marvin M. Speiser
                                    By:  Marvin M. Speiser
                                         Chairman of the Board and
                                         President (Principal
                                         Executive Officer)



                                    /s/  Paul R. Moeller
                                    By:  Paul R. Moeller
                                         Vice President - Finance
                                         (Principal Financial Officer)
                                         (Principal Accounting Officer)
