Form 10-Q
period 1996-06-30
HEALTH CHEM CORP
filed 1996-08-07
CIK 46428

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE  SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1996    Commission File Number 1-6787




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

As of July 31, 1996, 7,982,424 shares of Common Stock, $.01 Par Value were outstanding.

                               HEALTH-CHEM CORPORATION           Part I
                            CONSOLIDATED BALANCE SHEETS          Item 1
                                   (In thousands)                Page 2

                                                  June 30,  December 31,
                                                     1996       1995
ASSETS                                                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                        $   195     $   259
  Accounts receivable, net                           6,049       4,621
  Inventories (Note 3)                               7,558       9,070
  Other current assets                               2,062       1,886
            Total Current Assets                    15,864      15,836

PROPERTY, PLANT & EQUIPMENT
  Land and buildings                                 5,714       5,713
  Other property, plant & equipment                 23,259      21,645
      Total Property, Plant & Equipment             28,973      27,358
  Less accumulated depreciation & amortization      15,023      14,090
            Net Property, Plant & Equipment         13,950      13,268

NON-CURRENT ASSETS
  Notes receivable                                   1,500       1,500
  Cash surrender value of life insurance policies    2,194       2,110
  Excess of cost over fair value of assets acquired    718         731
  Other non-current assets                             393         208
            Total Non-Current Assets                 4,805       4,549
TOTAL ASSETS                                       $34,619     $33,653

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                 $ 4,442     $ 3,689
  Accrued expenses and other current liabilities     2,756       2,462
  Income taxes payable                                 600         644
            Total Current Liabilities                7,798       6,795

LONG-TERM LIABILITIES
  10.375% convertible subordinated debentures        9,500      11,000
  Long-term debt                                     6,520       5,623
  Deferred income taxes                                  0           8
  Other long-term liabilities                        2,235       1,744
  Minority Interest                                     17          17

STOCKHOLDERS' EQUITY
  Convertible special stock                              7           7
  Common stock                                         145         145
  Additional paid in capital                        18,286      18,286
  Less stockholder notes receivable                   <148>       <148>
  Accumulated deficit                               <2,058>     <2,141>
      Subtotal                                      16,232      16,149
  Less treasury stock, at cost                      <7,683>     <7,683>
            Total Stockholders' Equity               8,549       8,466
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $34,619     $33,653




See Notes to Consolidated Financial Statements.




                           HEALTH-CHEM CORPORATION              Part I
            CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)   Item 1
                  (In thousands, except per share amounts)      Page 3



                                                    For The Six Months
                                                      Ended June 30,
                                                       1996       1995
REVENUE:
  Net sales                                         $26,258    $22,997
  Cost of goods sold                                 18,390     17,085
  Gross profit                                        7,868      5,912

OPERATING EXPENSES:
  Selling, general and administrative expense         4,829      4,492
  Legal expense                                       1,103        116
  Research and development expense                    1,410      1,569
  Net interest expense                                  667        679
    Total operating expenses                          8,009      6,856

LOSS FROM OPERATIONS                                   <141>      <944>
  Other income - net                                    204        300

INCOME <LOSS> FROM OPERATIONS BEFORE TAXES               63       <644>
  Income tax benefit                                     15        123

INCOME <LOSS> BEFORE EXTRAORDINARY GAIN                  78       <521>
  Extraordinary gain from repurchase of debentures        5          1

NET INCOME <LOSS>                                   $    83    $  <520>



Earnings per Common Share (Primary & Fully Diluted)
(Note 4):

  Income <Loss> before extraordinary gain           $  0.01    $ <0.07>
  Extraordinary gain from repurchase of debentures     0.00       0.00
NET INCOME <LOSS> PER SHARE                         $  0.01    $ <0.07>

Average number of common and common equivalent shares outstanding excluding redeemable common shares (Note 4):

    Primary                                           7,982      7,994
    Fully Diluted                                     7,982      7,997

See Notes to Consolidated Financial Statements.




















                         HEALTH-CHEM CORPORATION                 Part I
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)   Item 1
                 (In thousands, except per share amounts)        Page 4


                                                  For The Three Months
                                                     Ended June 30,
                                                     1996         1995
REVENUE:
  Net sales                                       $13,109      $11,977
  Cost of goods sold                                9,157        9,344
  Gross profit                                      3,952        2,633

OPERATING EXPENSES:
  Selling, general and administrative expense       2,456        2,403
  Legal expense                                       798           70
  Research and development expense                    718          783
  Net interest expense                                269          339
    Total operating expenses                        4,241        3,595

LOSS FROM OPERATIONS                                 <289>        <962>
  Other income - net                                  121          212

LOSS FROM OPERATIONS BEFORE TAXES AND
  MINORITY INTEREST                                  <168>        <750>
  Income tax benefit                                   27          190

LOSS BEFORE MINORITY INTEREST                        <141>        <560>
  Minority Interest in <earnings> losses
   of subsidiary                                        0           16

LOSS BEFORE EXTRAORDINARY GAIN                       <141>        <544>
  Extraordinary gain <loss> from repurchase
   of debentures                                        0           <3>

NET LOSS                                          $  <141>     $  <547>

Earnings per Common Share (Primary & Fully Diluted)
(Note 4):

  Loss before extraordinary gain                 $  <0.02>     $ <0.07>
  Extraordinary gain from repurchase of
    debentures                                       0.00         0.00
NET LOSS PER SHARE                                $ <0.02>     $ <0.07>

Average number of common and common equivalent shares outstanding, excluding redeemable common shares (Note 4):

    Primary                                         7,982        7,993
    Fully diluted                                   7,982        7,994




See Notes to Consolidated Financial Statements.













                              HEALTH-CHEM CORPORATION           Part I
                         CONSOLIDATED CASH FLOW STATEMENTS      Item 1
                                    (Unaudited)                 Page 5
                                  (In thousands)
                                                     For The Six Months
                                                        Ended June 30,
                                                        1996       1995
Cash was Provided by <Used for>:
OPERATIONS:
 Income <loss> before extraordinary gain            $    78    $  <521>
 Adjustments to reconcile to net cash provided by
  <used for> operations:
  Depreciation and amortization                         979        844
  Deferred income taxes                                 <12>      <232>
 Changes in:
  Accounts receivable                                <1,428>    <1,160>
  Inventories                                         1,513        378
  Other current assets                                 <157>      <330>
  Other noncurrent assets                               <71>       <39>
  Accounts payable                                      754        489
  Accrued expenses and other current liabilities         93       <721>
  Interest and income taxes payable                    <143>      <129>
  Other long-term liabilities                           337        133
 Other, net                                              <8>         0
 Net cash provided by <used for> operations           1,935     <1,288>

INVESTING:
 Additions to property, plant and equipment          <1,637>    <1,061>
 Proceeds on disposals of property, plant
  and equipment                                          21          0
 Payments received on notes receivable                    0         71
 Net cash used for investing                         <1,616>      <990>

FINANCING:
 Long-term debt proceeds                             10,563      6,301
 Long-term debt payments                             <9,616>    <2,900>
 Repurchase of convertible subordinated debentures   <1,330>    <1,471>
 Net cash <used for> provided by financing             <383>     1,930

Net Decrease in Cash and Cash Equivalents               <64>      <348>
Cash and Cash Equivalents at beginning of period        259        624
Cash and Cash Equivalents at end of period          $   195    $   276



Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                         $   839    $   831
   Income Taxes                                         144        200





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

      The Plan of Reorganization and Asset Exchange Agreement required, among other things:

      . The transfer from Herculite to Transderm of the manufacturing facility in which Hercon Laboratories' operations are conducted and the 985 shares of Hercon Laboratories' common stock owned by Herculite in exchange for 1,000,000 shares of Transderm's redeemable preferred stock, $10,00 par value.

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

      The Consolidated Balance Sheet as of June 30, 1996, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended June 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.






                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   Item 1
                              HEALTH-CHEM CORPORATION            Part I
                                    (Unaudited)                  Page 7



      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full years.


  2.  Taxes on Income  (In thousands)               For the Six Months
                                                      Ended June 30,
                                                      1996        1995

      The income tax provision <benefit> includes:
        State and local income taxes                $  <65>     $   58
        Federal income taxes                            53        <180>
          Total                                     $  <12>     $ <122>

      Taxes on income are comprised of:
        Currently payable                           $    0      $  110
        Deferred benefit                               <12>       <232>
          Total                                     $  <12>     $ <122>

      Taxes are charged <credited> to:
        Operations                                  $  <15>     $ <123>
        Extraordinary gain on repurchase of
         debentures                                      3           1
          Total                                     $  <12>     $ <122>


      A reconciliation of taxes on income to the federal statutory rate is as follows:

                                                   For the Six Months
                                                      Ended June 30,
                                                      1996        1995

     Tax provision at statutory rate                 $  24       $<218>
     Increase <decrease> resulting from:
     Intangibles and officers life insurance
      premiums                                          28          48
     State and local taxes, net of federal tax
      benefit                                           14          38
     Settlement of state tax assessments               <69>          0
     Reversal of valuation allowance                   <25>          0
     Other                                              16          10
       Tax benefit                                   $ <12>      $<122>



 3.  Inventories (In thousands)
                                       June 30, 1996    December 31, 1995

     Raw materials                            $3,836           $4,326
     Finished goods and work-in-process        3,722            4,744
       Total Inventory                        $7,558           $9,070









                           HEALTH-CHEM CORPORATION             Part I
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    Item 1
                               (Unaudited)                     Page 8








 4.  Earnings Per Share

     Primary and fully diluted earnings per share are based upon the weighted average number of common and common equivalent shares outstanding. Shares issuable upon exercise of dilutive stock options are included in the number of common and common equivalent shares outstanding for 1995. Subordinated debentures are anti-dilutive for all periods presented.






                          HEALTH-CHEM CORPORATION               Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 9


Results of Operations

Net sales increased $3.3 million, or 14%, for the six months ended June 30, 1996 as compared to the same period in 1995. The increase is primarily due to increases in sales of synthetic fabrics, transdermal nitroglycerin patches and environmental products of $1.5 million, $1.3 million and $.5 million, respectively. The synthetic fabrics sales increase is primarily due to higher industrial fabrics sales which includes increased governmental sales. Sales of transdermal nitroglycerin patches, which are manufactured and marketed by the Company's 90% owned subsidiary Transderm Laboratories Corporation, increased primarily due to greater demand from domestic distributors and to higher selling prices. Environmental products sales increased primarily due to the introduction of several new insect mating disruptant products.

Net sales increased $1.1 million, or 9%, for the quarter ended June 30, 1996 as compared to the same period in 1995. The increase is primarily due to increases in sales of synthetic fabrics, transdermal nitroglycerin patches and environmental products of $.1 million, $.6 million and $.4 million, respectively. The sales fluctuations are attributable to the factors noted above.

Gross profit increased $2.0 million, or 33%, for the six months ended June 30, 1996 as compared to the same period in 1995. The increase is primarily due to increased gross profits for synthetic fabrics, transdermal nitroglycerin patches and environmental products of $1.1 million, $.8 million and $.1 million, respectively. Gross profit as a percentage of net sales recovered from 26% for 1995 to 30% for 1996. In 1995, gross profit as a percentage of sales for the Company's synthetic fabric products was impaired by additional material costs. The synthetic fabrics gross profit increase is primarily a result of greater sales volumes, improved manufacturing variances and lower raw material costs. Reducing manufacturing variances and lowering raw material costs have been the primary focus of cost reduction efforts. Transdermal nitroglycerin patches gross profit increased primarily due to increased domestic sales volumes. Environmental products gross profit increased primarily due to increased sales volumes of the new disruptant products.

Gross profit increased $1.3 million, or 50%, for the quarter ended June 30, 1996 as compared to the same period in 1995, primarily due to increased gross profits for synthetic fabrics, transdermal nitroglycerin patches and environmental products of $.8 million, $.4 million and $.1 million, respectively. Gross profit as a percentage of net sales recovered from 22% for 1995 to 30% for 1996. The gross profit fluctuations are attributable to the factors noted above.

Selling, general and administrative expenses increased $.3 million for the six months ended June 30, 1996 as compared to the corresponding period in 1995. The increase is primarily due to higher payroll-related expenses of $.3 million. Selling, general and administrative expenses increased $.1 million for the quarter ended June 30, 1996 as compared to the same period in 1995 primarily due to sales commissions relating to foreign sales.

Legal expenses for the six months and quarter ended June 30, 1996 increased $1.0 million and $.7 million, respectively, as compared to the same periods in 1995. The increase in legal expenses is primarily due to the costs of intensive discovery related to the defense of a patent-related action brought by Key Pharmaceutical, Inc. against Hercon Laboratories in August 1995. Discovery is currently scheduled to be completed by mid August 1996. The trial in this action is scheduled to begin during the last week in September 1996.




                          HEALTH-CHEM CORPORATION               Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS     Page 10




Research and development expense for the six months and quarter ended June 30, 1996 decreased $.2 million and $.1 million, respectively. Lower clinical material expenses related to pharmaceutical products research contributed to the decrease. The Company expects total research and development expenses related to pharmaceutical products in 1996 to approximate 1995 levels.

Net interest expense for the six months and quarter ended June 30, 1996 decreased $12,000 and $70,000, respectively, as compared to the same periods in 1995 due primarily to capitalized interest related to new equipment under construction.

Other income for the six months and quarter ended June 30, 1996 each decreased $.1 million as compared to the same periods in 1995. These decreases are due to nonrecurring proceeds primarily from entering into a distribution agreement in the second quarter of 1995.

Income from operations before taxes and minority interest for the six months and quarter ended June 30, 1996 increased $.7 million and $.6 million, respectively, as compared to the same period in 1995 due primarily to the factors discussed above. Income tax provision or benefit varies with the amount of income or loss from operations before income taxes. At June 30, 1996, the tax benefit was due primarily to adjustments to reserves for a settlement with a local taxing authority of disputed tax assessments pertaining to prior years of $69,000 and a reversal of a portion of the valuation allowance amounting to $25,000 (See Note 2).

The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full years.

Liquidity and Capital Resources

The following measures of liquidity are derived from the Company's Consolidated Financial Statements:
                                               June 30,    December 31,
                                                1996           1995
Working Capital (current assets less current
  liabilities, in thousands)                     $8,066          $9,041

Current Ratio (current assets/current
  liabilities)                                      2.0             2.3

Quick Ratio (cash & receivables/current
  liabilities)                                       .8              .7


Working capital decreased $1.0 million from December 31, 1995 to June 30, 1996 reflective of a $1.0 million increase in current liabilities. Accounts payable and accrued expenses & current liabilities increased $.7 million and $.3 million, respectively. Accounts receivable increased $1.4 million and inventory decreased $1.5 million as a result of maintaining a higher level of sales in the first and second quarters of 1996 as compared to the fourth quarter of 1995. Inventory decreases are also the result of improvements to the material management system at the Company's Herculite subsidiary and efforts to lower synthetic fabric inventory levels.






                          HEALTH-CHEM CORPORATION               Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS     Page 11





Cash provided by operations for the six months ended June 30, 1996 was $1.9 million as compared to cash used for operations of $1.3 million for the same period in 1995. This increase is due primarily to higher sales volumes and gross profits for 1996 as compared to 1995. Investing activities for the six months ended June 30, 1996 and 1995 used cash of $1.6 million and $1.0 million, respectively, primarily to fund the Company's tooling and equipment programs. Financing activities for the six months ended June 30, 1996 used cash of $.4 million primarily to reduce debt levels as compared to the same period in 1995 which provided cash by financing of $1.9 million to fund cash requirements. In the second quarter of 1996, the Company paid $.2 million to Circa Pharmaceuticals, Inc. (formerly Bolar Pharmaceutical Co., Inc.) representing the final portion of a 1992 settlement.

The Company expects to meet $.5 million of debenture interest payments on its 10.375% convertible subordinated debentures each April and October and other periodic interest payments out of working capital. The required $1.5 million sinking fund payment on the Company's subordinated debentures due on April 15, 1996 was satisfied by application of $.8 million debentures previously repurchased, of which $.1 million were purchased in 1996, and by the Company's redemption of an additional $.7 million of debentures. In market transactions throughout the first six months of 1996, the Company purchased $.2 million principal amount of its subordinated debentures for $.2 million and at June 30, 1996, the Company called for redemption $.4 million of its subordinated debentures. Any debentures acquired in excess of the $1.5 million April 15, 1996 sinking fund requirements may be used to meet the 1997 sinking fund requirements. Additional debentures may be repurchased and retired or if debentures are not available for purchase, the Company has an option to call for redemption the amount required to meet sinking fund requirements.

The Company has not paid cash dividends and does not anticipate paying such dividends on its common stock in the foreseeable future.

At June 30, 1996, the Company had borrowed $5.2 million on its $6.0 million line of credit from The First National Bank of Maryland ("First National"). At the Company's option, borrowings under the line of credit bear interest at the lender's prime rate or the London Inter-Bank Offer Rate. The weighted average interest rate was 7.1% at June 30, 1996. In addition, the Company pays a facility fee of 1/4 of 1% on the amount of the unused credit facility. The loan agreement as amended to date, expires on October 15, 1997 and contains various covenants which, among other things, require the Company to maintain specified ratios of debt to tangible net worth and fixed charge coverage, and minimum levels of tangible net worth and limits capital additions. At June 30, 1996 the Company was in compliance with the covenants as amended. Subsequent to June 30, 1996, the Company paid $.3 million on the line of credit decreasing the amount borrowed to $4.9 million at July 31, 1996. It is the Company's practice to utilize the line of credit to fund current obligations when required and to pay down the line of credit when funds become available.













                          HEALTH-CHEM CORPORATION               Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS     Page 12




At June 30, 1996, Pacific Combining Corporation ("Pacific"), a subsidiary of the Company, had outstanding $1,625,000 on its term loan from First National reflecting principal payments of $62,500 in February and May. The term loan requires quarterly principal payments commencing with the $62,500 in February 1996, increasing to $87,500 in 1997 and $95,833 from 1998 through November 2000. Unless Pacific elects otherwise in accordance with the loan documents, borrowings under the term loan will bear interest at the lender's prime rate plus .375%. The weighted average interest rate was 7.3% at June 30, 1996. The term loan, which expires on November 15, 2000, is subject to various financial covenants which are similar to the covenants of the line of credit agreement. At June 30, 1996 the Company was in compliance with the covenants as amended.

The borrowing base for the line of credit and the term loan combined is limited to the sum of 80% of eligible accounts receivable and 35% of eligible inventory. At no time has there been a material difference between the aggregate maximum credit amount and the eligible amount. The maximum credit amount at June 30, 1996 and December 31, 1995 was $7,625,000 and $7,750,000, respectively. Since July 1994, this line has been 100% available except on June 30, 1996 and December 31, 1995 when the eligible amounts were approximately 99% and 92%, respectively. Borrowings under both the line of credit and the term loan are collateralized by a pledge of substantially all of the assets of the Company with the exception of real estate.

The Company's debt to equity ratio was 3:1 at June 30, 1996 and at December 31, 1995.

Management believes anticipated expenditures in 1996 such as capital expenditures, debenture repurchasing, research and development costs and other operating expenses will be funded with cash generated from operations, supplemented by the utilization of the line of credit. Capital expenditures will primarily consist of manufacturing tooling and equipment and leasehold improvements. The terms of the Company's line of credit with First National have been amended, effective June 30, 1996, to extend the limit on capital expenditures for 1996 from $1.2 million to $2.2 million. At June 30, 1996, the Company had expended $1.6 million for capital expenditures for property, plant and equipment in 1996 primarily for building a new production line for its Pacific subsidiary.

                                                                Part II
                                                                 Item 1
                                                                Page 13




PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In May 1996, two of the Company's stockholders commenced an action in Delaware Chancery Court against Health-Chem, its directors and one former director seeking, among other things, to enjoin the consummation of the transactions contemplated under a Stock Purchase Agreement with Marvin
M. Speiser, the Company's Chairman, President and largest stockholder, including a proposed Subscription Rights Offering to Health-Chem's stockholders (the "Offering"). A Registration Statement covering the sale of up to 1,320,000 shares of the Company's Common Stock pursuant to the Offering was filed with the Securities and Exchange Commission and became effective on August 2, 1996.

The Complaint, which contains direct and derivative claims and is styled as both an individual and a class action, alleges that the defendants have breached their fiduciary duties insofar as the transactions under the Stock Purchase Agreement unfairly benefit Mr. Speiser to the detriment of the other stockholders and violate the terms of a 1991 Chancery Court order under which a derivative action was settled.

Plaintiffs sought expedited proceedings and preliminary injunctive relief. A hearing before the Chancery Court on Plaintiffs' Motion for a Preliminary Injunction was held on June 24, 1996. In a Memorandum Opinion dated July 3, 1996, the Vice Chancellor denied the Plaintiffs' Motion on the basis that the Plaintiffs failed to show irreparable harm or the likelihood of establishing that the 1991 Chancery Court order was violated. On July 23, 1996, the Delaware Supreme Court denied the Plaintiffs' interlocutory appeal of the Vice Chancellor's decision. The Plaintiffs may still seek money damages after a trial on the merits. No trial date has been established. The Company continues to believe that the allegations in the Complaint are without merit and that its directors have acted scrupulously in the exercise of their fiduciary duties. The Company also believes that an adverse determination in this proceeding would not have a material adverse effect on the business or financial condition of the Company. The Company intends to vigorously resist the efforts of these Plaintiffs to interfere with the effectuation of the Offering and the transactions contemplated thereunder.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 7, 1996. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:


                        Number of Shares      Number of Shares Withheld
Nominee                    Voted For               From Voting For

Martin Benis                  6,733,895                 662,991
Steven Bernstein              6,733,064                 663,822
Matthew Goldstein             6,733,717                 663,169
Samuel R. Goodson             6,732,047                 664,839
Paul R. Moeller               6,733,217                 663,669
Eugene Roshwalb               6,732,365                 664,521
Bruce M. Schloss              6,732,863                 664,023
Marvin M. Speiser             6,608,410                 778,476
Robert D. Speiser             6,606,189                 790,697
Milton Y. Zussman             6,715,497                 681,389





                                                                Part II
                                                                 Item 6
                                                                Page 14



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1   Master Modification Agreement dated as of June
            30, 1996 by and between The First National Bank of Maryland, Marvin M. Speiser, the Company,
            Pacific Combining Corporation, Hercon
            Laboratories Corporation, Herculite Products,
            Inc., Hercon Environmental Corporation and
            Transderm Laboratories Corporation, filed herewith beginning on page 15

(b) During the six months ended June 30, 1996 the Company did not file any reports on Form 8-K.


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HEALTH-CHEM CORPORATION


August 6, 1996                 /s/  Marvin M. Speiser
                               By:  Marvin M. Speiser
                                    Chairman of the Board and President
                                    (Principal Executive Officer)


                               /s/  Paul R. Moeller
                               By:  Paul R. Moeller
                                    Vice President - Finance
                                    (Principal Financial Officer)

