Form 10-Q
period 1996-09-30
HEALTH CHEM CORP
filed 1996-11-04
CIK 46428

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1996      Commission File Number   1-6787




                             HEALTH-CHEM CORPORATION

            (Exact name of registrant as specified in its charter)



       Delaware                                     13-2682801
(State of Incorporation)                (I.R.S. Employer Identification No.)



          1212 Avenue of the Americas, 24th Floor, New York, NY 10036
                   (Address of principal executive offices)



                 Registrant's Telephone Number:  212-398-0700



The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.


As of October 31, 1996, 7,982,424 shares of Common Stock, $.01 Par Value were outstanding.


                               HEALTH-CHEM CORPORATION               Part I
                            CONSOLIDATED BALANCE SHEETS              Item 1
                                   (In thousands)                    Page 2


                                                September 30,   December 31,
ASSETS                                               1996           1995
                                                  (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                           $   153       $   259
  Accounts receivable, net                              5,820         4,621
  Inventories (Note 3)                                  7,959         9,070
  Other current assets                                  3,032         1,886
            Total Current Assets                       16,964        15,836

PROPERTY, PLANT & EQUIPMENT
  Land and buildings                                    5,714         5,713
  Other Property, Plant & Equipment                    23,632        21,645
      Total Property, Plant & Equipment                29,346        27,358
  Less accumulated depreciation & amortization         15,481        14,090
            Net Property, Plant & Equipment            13,865        13,268

NON-CURRENT ASSETS
  Notes receivable                                      1,275         1,500
  Cash surrender value of life insurance policies       1,359         2,110
  Excess of cost over fair value of assets acquired       712           731
  Other non-current assets                                539           208
            Total Non-Current Assets                    3,885         4,549
TOTAL ASSETS                                          $34,714       $33,653



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $ 5,594       $ 3,689
  Accrued expenses and other current liabilities        2,621         2,462
  Income taxes payable                                    570           644
            Total Current Liabilities                   8,785         6,795

LONG-TERM LIABILITIES
  10.375% Convertible Subordinated Debentures           9,500        11,000
  Long-term debt                                        5,818         5,623
  Deferred income taxes                                     0             8
  Other long-term liabilities                           2,311         1,744
  Minority Interest                                        17            17

STOCKHOLDERS' EQUITY
  Convertible special stock                                 7             7
  Common stock                                            145           145
  Additional paid in capital                           18,286        18,286
  Less stockholder notes receivable                      <148>         <148>
  Accumulated deficit                                  <2,324>       <2,141>
      Subtotal                                         15,966        16,149
  Less treasury stock, at cost                         <7,683>       <7,683>
            Total Stockholders' Equity                  8,283         8,466
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $34,714       $33,653

See Notes to Consolidated Financial Statements.




                              HEALTH-CHEM CORPORATION                  Part I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                      (In thousands, except per share amounts)         Page 3


                                                        For The Nine Months
                                                        Ended September 30,
                                                          1996        1995
REVENUE:
  Net sales                                             $37,838     $36,009
  Cost of goods sold                                     26,356      25,986
  Gross profit                                           11,482      10,023

OPERATING EXPENSES:
  Selling, general and administrative expense             7,173       6,846
  Legal expense                                           2,089         178
  Research and development expense                        2,082       2,539
  Net interest expense                                      924       1,038
    Total operating expenses                             12,268      10,601

LOSS FROM OPERATIONS                                       <786>       <578>
  Other income - net                                        387         389

LOSS FROM OPERATIONS BEFORE TAXES                          <399>       <189>
  Income tax <benefit> provision                           <211>         63

LOSS BEFORE EXTRAORDINARY GAIN                             <188>       <252>
  Extraordinary gain from repurchase of
  debentures                                                  5           3

NET LOSS                                                $  <183>    $  <249>



Earnings per Common Share (Primary & Fully Diluted)
(Note 4):

  Loss before extraordinary gain                        $  <.02>    $  <.03>
  Extraordinary gain from repurchase of
  debentures                                                .00         .00
NET LOSS PER SHARE                                      $  <.02>    $  <.03>

Average number of common and common equivalent
  shares outstanding excluding redeemable common
  shares (Note 4):
     Primary                                              7,982       7,992
     Fully Diluted                                        7,982       7,994






See Notes to Consolidated Financial Statements.






                              HEALTH-CHEM CORPORATION                  Part I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                      (In thousands, except per share amounts)         Page 4


                                                       For The Three Months
                                                       Ended September 30,
                                                         1996         1995
REVENUE:
  Net sales                                            $11,580      $13,012
  Cost of goods sold                                     7,966        8,901
  Gross profit                                           3,614        4,111

OPERATING EXPENSES:
  Selling, general and administrative expense            2,343        2,355
  Legal expense                                            986           61
  Research and development expense                         673          970
  Net interest expense                                     257          359
    Total operating expenses                             4,259        3,745

<LOSS> INCOME FROM OPERATIONS                             <645>         366
  Other income - net                                       183           89

<LOSS> INCOME FROM OPERATIONS BEFORE TAXES                <462>         455
  Income tax <benefit> provision                          <196>         186

<LOSS> INCOME BEFORE EXTRAORDINARY GAIN                   <266>         269
  Extraordinary gain from repurchase of
  debentures                                                 0            2

NET <LOSS> INCOME                                      $  <266>     $   271


Earnings per Common Share (Primary & Fully Diluted)
(Note 4):

  <Loss> income before extraordinary gain              $  <.03>     $   .03
  Extraordinary gain from repurchase of
  debentures                                               .00          .00
NET <LOSS> INCOME PER SHARE                            $  <.03>     $   .03

Average number of common and common equivalent shares outstanding, excluding redeemable common shares (Note 4):

     Primary                                             7,982        7,988
     Fully diluted                                       7,982        7,988






See Notes to Consolidated Financial Statements.



                              HEALTH-CHEM CORPORATION                Part I
                         CONSOLIDATED CASH FLOW STATEMENTS           Item 1
                                    (Unaudited)                      Page 5
                                  (In thousands)


                                                         For The Nine Months
                                                         Ended September 30,
                                                           1996         1995

Cash was Provided by <Used for>:
OPERATIONS:
  Loss before extraordinary gain                         $  <188>   $  <252>
 Adjustments to reconcile to net cash <used by>
  provided by operations:
  Depreciation and amortization                            1,457      1,302
  Deferred income taxes                                     <203>      <104>
 Changes in:
  Accounts receivable                                     <1,200>    <1,171>
  Inventories                                              1,112      1,127
  Other current assets                                      <965>      <619>
  Other noncurrent assets                                    764        <79>
  Accounts payable                                         1,905       <303>
  Accrued expenses and other current liabilities            <350>        54
  Interest and income taxes payable                          110       <463>
  Other long term liabilities                                505        266
 Other, net                                                   <4>        11
 Net cash provided by <used for> operations                2,943       <231>

INVESTING:
 Additions to property, plant and equipment               <2,010>    <2,007>
 Proceeds on disposals of property, plant and equipment       21         11
 Payments received on notes receivable                         0         71
 Net cash used for investing                              <1,989>    <1,925>

FINANCING:
 Long-term debt proceeds                                  14,375      8,067
 Long-term debt payments                                 <14,105>    <4,669>
 Repurchase of convertible subordinated debentures        <1,330>    <1,584>
 Stock options exercised                                       0          5
 Net cash <used for> provided by financing                <1,060>     1,819

Net Decrease in Cash and Cash Equivalents                   <106>      <337>
Cash and Cash Equivalents at beginning of period             259        624

Cash and Cash Equivalents at end of period               $   153    $   287

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                              $   932    $   945
   Income Taxes                                              170        235




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

      The Consolidated Balance Sheet as of September 30, 1996, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended September 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

2.  Taxes on Income  (In thousands)                    For the Nine Months
                                                       Ended September 30,
                                                         1996        1995

    The income tax <benefit> provision includes:
      State and local income taxes                     $   <91>    $   102
      Federal income taxes                                <117>        <38>
        Total                                          $  <208>    $    64

    Taxes on income are comprised of:
      Currently payable                                $    <5>    $   168
      Deferred benefit                                    <203>       <104>
        Total                                          $  <208>    $    64

    Taxes are charged to:
      Operations                                       $  <211>    $    63
      Extraordinary gain on repurchase of debentures         3           1
        Total                                          $  <208>    $    64


    A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                       For the Nine Months
                                                       Ended September 30,
                                                         1996        1995

    Tax benefit at statutory rate                      $  <133>    $   <63>
    Increase <decrease> resulting from:
      Intangibles and officers life insurance
        premiums                                             6          46
      State and local taxes, net of federal tax
       benefit                                             <10>         66
      Settlement of state tax assessments                  <69>          0
      Reversal of valuation allowance                      <25>          0
      Other                                                 23          15
        Tax <benefit> provision                        $  <208>    $    64





                                HEALTH-CHEM CORPORATION              Part I
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     Item 1
                                      (Unaudited)                    Page 7




3.    Inventories (In thousands)

                                       September 30, 1996    December 31, 1995

      Raw materials                             $ 4,156             $ 4,326
      Finished goods and work-in-process          3,803               4,744
        Total Inventories                       $ 7,959             $ 9,070

4.    Earnings Per Share

      Primary and fully diluted earnings per share are based upon the weighted average number of common and common equivalent shares outstanding. Shares issuable upon exercise of dilutive stock options are included in the number of common and common equivalent shares outstanding for 1995. Subordinated debentures are anti-dilutive for all periods presented.

5.    Legal Proceedings

      Reference is made to Item 8, Financial Statements, Note 8 of the Notes to Consolidated Financial Statements in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for a description of an action in the United States District Court for the District of Delaware entitled Key Pharmaceuticals Inc. v. Hercon Laboratories Corporation. A trial in this action was completed on October 10, 1996. The Court has ordered that all post-trial briefs in this matter shall be filed by December 6, 1996 at which time oral argument will be scheduled.






                          HEALTH-CHEM CORPORATION               Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 8


Results of Operations

The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks and uncertainties, including those referred to herein and in the Company's Reports on Form 10-K and Form 10-Q, which could cause actual results to differ materially from the forward-looking statements.

Net sales increased $1.8 million, or 5%, for the nine months ended September 30, 1996 as compared to the same period in 1995. The increase is primarily due to increases in sales of synthetic fabrics, transdermal nitroglycerin patches and environmental products of $.8 million, $.5 million and $.5 million, respectively. The synthetic fabrics sales increase is primarily due to higher industrial fabrics sales which includes increased governmental and agricultural sales. Sales of transdermal nitroglycerin patches, which are manufactured and marketed by the Company's 90% owned subsidiary Transderm Laboratories Corporation, increased primarily due to greater demand from domestic distributors and to higher selling prices. Environmental products sales increased primarily due to several new insect mating disruptant products introduced in early 1996.

Net sales decreased $1.4 million, or 11%, for the quarter ended September 30, 1996 as compared to the same period in 1995. The decrease is primarily due to decreases in sales of synthetic fabrics and transdermal nitroglycerin patches of $.7 million each. The synthetic fabrics sales decrease is primarily due to the loss of an industrial fabrics customer at the Company's Pacific Combining Corporation ("Pacific") subsidiary. Sales of transdermal nitroglycerin patches decreased primarily due to lower sales to one of the Company's domestic distributors, which in August 1996 obtained approval from the United States Food and Drug Administration for the manufacture and sale of its own nitroglycerin patches. This distributor accounted for approximately 14% of the Company's sales for the year ended December 31, 1995. In addition to the expected loss of sales to this distributor, it is anticipated that this distributor's nitroglycerin patches will compete with the Company's nitroglycerin patches. Sales to all of the Company's other distributors of nitroglycerin patches increased during the period, as compared to both the same period in 1995 and the second quarter of 1996.

Gross profit increased $1.5 million, or 15%, for the nine months ended September 30, 1996 as compared to the same period in 1995. The increase is primarily due to increased gross profits for synthetic fabrics and transdermal nitroglycerin patches of $1.1 million and $.2 million, respectively. Gross profit as a percentage of net sales recovered from 28% for 1995 to 30% for 1996. In 1995, gross profit as a percentage of sales for the Company's synthetic fabric products was impaired by additional material costs. The synthetic fabrics gross profit increase is primarily a result of greater sales volumes, improved manufacturing variances and lower raw material costs. Reducing manufacturing variances and lowering raw material costs have been the primary focus of cost reduction efforts. Transdermal nitroglycerin patches gross profit increased primarily due to increased domestic sales volumes. Environmental products gross profit increased primarily due to increased sales volumes of the new disruptant products.

Gross profit decreased $.5 million, or 12%, for the quarter ended September 30, 1996 as compared to the same period in 1995, primarily due to decreased gross profits for transdermal nitroglycerin patches of $.6 million caused by lower domestic sales volumes. Gross profit as a percentage of net sales were 32% and 31% for 1995 and 1996, respectively.
                          HEALTH-CHEM CORPORATION               Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 9


Selling, general and administrative expenses increased $.3 million for the nine months ended September 30, 1996 as compared to the corresponding period in 1995. The increase is primarily due to higher payroll-related expenses of $.3 million. Selling, general and administrative expenses were approximately the same for the quarter ended September 30, 1996 as compared to the same period in 1995.

Legal expenses for the nine months and quarter ended September 30, 1996 increased $1.9 million and $.9 million, respectively, as compared to the same periods in 1995. In August 1995, Key Pharmaceuticals, Inc. commenced an action against the Company's Hercon Laboratories Corporation ("Hercon") subsidiary relating to some of Hercon's improved transdermal nitroglycerin products. The increased legal expenses are primarily due to the costs related to the defense of this action, including preparation for trial, which was commenced at the end of September 1996.

Research and development expense for the nine months and quarter ended September 30, 1996 decreased $.5 million and $.3 million, respectively. Lower outside testing and clinical material expenses related to pharmaceutical products research contributed to the decrease. The Company expects such decreases to continue through the fourth quarter of 1996.

Net interest expense for the nine months and quarter ended September 30, 1996 decreased $114,000 and $102,000, respectively, as compared to the same periods in 1995 due primarily to capitalized interest related to new equipment under construction.

Other income for the nine months ended September 30, 1996 was approximately the same as compared to the same period in 1995. Other income for the quarter ended September 30, 1996 increased $.1 million as compared to the same period in 1995 primarily due to a settlement of a lawsuit.

Income from operations before taxes and minority interest for the nine months and quarter ended September 30, 1996 decreased $.2 million and $.9 million, respectively, as compared to the same periods in 1995 due primarily to the factors discussed above. Income tax provision or benefit varies with the amount of income or loss from operations before income taxes. At September 30, 1996, the tax benefit was increased by adjustments to reserves for a settlement with a local taxing authority of disputed tax assessments pertaining to prior years of $69,000 and a reversal of a portion of the valuation allowance amounting to $25,000 (See Note 2).

The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full years.

Liquidity and Capital Resources

The following measures of liquidity are derived from the Company's Consolidated Financial Statements:
                                              September 30,    December 31,
                                                   1996            1995
Working Capital (current assets less current
  liabilities, in thousands)                         $8,179          $9,041

Current Ratio (current assets/current
  liabilities)                                          2.0             2.3

Quick Ratio (cash & receivables/current
  liabilities)                                           .7              .7


                          HEALTH-CHEM CORPORATION               Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS     Page 10




Working capital decreased $.9 million from December 31, 1995 to September 30, 1996 due to a $2.0 million increase in current liabilities, partially offset by a $1.1 million increase in current assets. Current liabilities have increased due to an increase in accounts payable of $2.0 million. The accounts payable increase is primarily due to billings related to legal expenses and raw material costs. The current asset increase of $1.1 million consists of increases for accounts receivable and other current assets, partially offset by a decrease in inventory. Accounts receivable increased $1.2 million primarily due to maintaining a higher level of sales in each quarter of 1996 as compared to the fourth quarter of 1995. Inventory decreased $1.1 million primarily due to improvements made to the material management system at the Company's Herculite Products, Inc. ("Herculite") subsidiary and efforts to lower inventory levels at both Herculite and Pacific.

Cash provided by operations for the nine months ended September 30, 1996 was $2.9 million as compared to cash used for operations of $.2 million for the same period in 1995. This increase is primarily due to higher sales volumes and gross profits for 1996 as compared to 1995. Investing activities for the nine months ended September 30, 1996 and 1995 used cash of $2.0 million and $1.9 million, respectively, primarily to fund the Company's tooling and equipment programs. Financing activities for the nine months ended September 30, 1996 used cash of $1.1 million primarily to reduce debt levels as compared to the same period in 1995 which provided cash by financing of $1.8 million to fund cash requirements. In the second quarter of 1996, the Company paid $.2 million to Circa Pharmaceuticals, Inc. (formerly Bolar Pharmaceutical Co., Inc.) representing the final portion of a 1993 settlement.

The Company expects to meet $.5 million of debenture interest payments on its 10.375% convertible subordinated debentures each April and October and other periodic interest payments out of working capital. The required $1.5 million sinking fund payment on the Company's subordinated debentures due on April 15, 1996 was satisfied by application of $.8 million debentures previously repurchased, of which $.1 million were purchased in 1996, and by the Company's redemption of an additional $.7 million of debentures. In market transactions throughout the nine months of 1996, the Company purchased $.2 million principal amount of its subordinated debentures for $.2 million and at June 30, 1996, the Company called for redemption $.4 million of its subordinated debentures. Any debentures acquired in excess of the $1.5 million April 15, 1996 sinking fund requirements may be used to meet the 1997 sinking fund requirements. Additional debentures may be repurchased and retired or if debentures are not available for purchase, the Company has an option to call for redemption the amount required to meet sinking fund requirements.

The Company has not paid cash dividends and does not anticipate paying such dividends on its common stock in the foreseeable future.









                          HEALTH-CHEM CORPORATION               Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS     Page 11



At September 30, 1996, the Company had borrowed $4.6 million on its $6.0 million line of credit from The First National Bank of Maryland ("First National"). At the Company's option, borrowings under the line of credit bear interest at the lender's prime rate or the London Inter-Bank Offer Rate. The weighted average interest rate was 7.4% at September 30, 1996. In addition, the Company pays a facility fee of 1/4 of 1% on the amount of the unused credit facility. The loan agreement as amended to date, expires on October 15, 1997 and contains various covenants which, among other things, require the Company to maintain specified ratios of debt to tangible net worth and fixed charge coverage, and minimum levels of tangible net worth and limits capital expenditures. At September 30, 1996 the Company was in compliance with the covenants, as amended, except for the fixed charge coverage covenant. First National has granted the Company a waiver for this covenant. The Company is currently in negotiations with First National to amend and extend the loan agreement to July 1998. The Company currently anticipates a successful completion of these negotiations prior to the end of November 1996.
Subsequent to September 30, 1996, the Company paid $.4 million on the line of credit decreasing the amount borrowed to $4.2 million at October 31, 1996. It is the Company's practice to utilize the line of credit to fund current obligations when required and to pay down the line of credit when funds become available.

At September 30, 1996, Pacific had $1,562,500 outstanding on its term loan from First National reflecting principal payments of $62,500 in February, May and August. The term loan requires quarterly principal payments commencing with the $62,500 in February 1996, increasing to $87,500 in 1997 and $95,833 from 1998 through November 2000. Unless Pacific elects otherwise in accordance with the loan documents, borrowings under the term loan will bear interest at the lender's prime rate plus .375%. The weighted average interest rate was 7.3% at September 30, 1996. The term loan, which expires on November 15, 2000, is subject to various financial covenants which are similar to the covenants of the line of credit agreement. At September 30, 1996 the Company was in compliance with the covenants, as amended, except for the fixed charge coverage covenant. First National has granted the Company a waiver for this covenant. The Company is currently in negotiations with First National to amend and extend the loan agreement to July 1998. The Company currently anticipates a successful completion of these negotiations prior to the end of November 1996.

The borrowing base for the line of credit and the term loan combined is limited to the sum of 80% of eligible accounts receivable and 35% of eligible inventory and calculated at the end of each month. For each month of the quarter ended September 30, 1996 the eligible amount has been less than the aggregate maximum credit amount. The maximum credit amounts have ranged from $7,562,500 to $7,625,000 while the eligible amounts have ranged from 93% to 97%. Since July 1994, this line has been 100% available except on December 31, 1995 and June through September 1996. Borrowings under both the line of credit and the term loan are collateralized by a pledge of substantially all of the assets of the Company with the exception of real estate.

The Company's debt to equity ratio was 3:1 at September 30, 1996 and at December 31, 1995.

                          HEALTH-CHEM CORPORATION               Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS     Page 12



Management believes anticipated expenditures in 1996 such as capital expenditures, debenture repurchasing, research and development costs and other operating expenses will be funded with cash generated from operations, supplemented by the utilization of the line of credit. Capital expenditures will primarily consist of manufacturing tooling and equipment and leasehold improvements. The terms of the Company's line of credit with First National have been amended to extend the limit on capital expenditures for 1996 from $1.2 million to $2.2 million. At September 30, 1996, the Company had expended $2.0 million for capital expenditures for property, plant and equipment in 1996 primarily for building a new production line for its Pacific subsidiary.

                                                                Part II
                                                                 Item 1
                                                                Page 13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings


Reference is made to Item 3, Legal Proceedings, in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for a description of an action in the United States District Court for the District of Delaware entitled Key Pharmaceuticals Inc. v. Hercon Laboratories Corporation. A trial in this action was completed on October 10, 1996. The Court has ordered that all post-trial briefs in this matter shall be filed by December 6, 1996 at which time oral argument will be scheduled.

Item 5.  Other Information

On August 2, 1996, the Company commenced a subscription rights offering (the "Offering") to record holders of Common Stock other than Marvin M. Speiser, the Company's President and Chairman of the Board, pursuant to Registration Statement No. 333-02411. The Offering expired on September 16, 1996. A total of 952,520 shares of Common Stock were subscribed for at a subscription price of $1.10 per share. As a result of the Offering, the Company's public float was increased by more than 20% from approximately 4.4 million shares to approximately 5.4 million shares. The number of shares subscribed for represented more than 75% of the shares in the Offering which had been subject to repurchase by the Company from Mr. Speiser pursuant to option agreements entered into in 1991 and 1994 (the "Options"). Mr. Speiser voluntarily waived his right to have such Options terminate as to shares not subscribed for. As a consequence, the balance of approximately 317,400 shares remains subject to the Options. On November 1, 1996, the Company filed a Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission with respect to the sale of these 317,406 shares to a group of investment funds, also at a subscription price of $1.10 per share.


                                                                    Part II
                                                                     Item 6
                                                                    Page 14




Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.1 First Amendment to Stock Purchase Agreement dated as of June 28, 1996 by and between Marvin M. Speiser and Health-Chem Corporation.

      10.2 Second Amendment to Stock Purchase Agreement dated as of September 17, 1996 by and between Marvin M. Speiser and Health-Chem Corporation.

(b) During the three months ended September 30, 1996, the Company did not file any reports on Form 8-K.


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HEALTH-CHEM CORPORATION

November 1, 1996                    /s/  Marvin M. Speiser
                                    By:  Marvin M. Speiser
                                         Chairman of the Board and
                                         President (Principal
                                         Executive Officer)

                                    /s/  Paul R. Moeller
                                    By:  Paul R. Moeller
                                         Vice President - Finance
                                         (Principal Financial Officer)
