Form 10-K
period 1996-12-31
HEALTH CHEM CORP
filed 1997-03-27
CIK 46428

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON,  D.C.  20549

                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
                                     OR
  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission File Number 1-6787

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

As of February 28, 1997, 7,982,424 shares of the registrant's Common Stock were outstanding. The aggregate market value of the Common Stock (based on the closing price on such date) held by non-affiliates was approximately $5.3 million.

                     DOCUMENTS INCORPORATED BY REFERENCE

The information responsive to Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1997.

The Exhibit Index appears on page 42.

____________________________________________________________________________

FORM 10-K                                                         PART I
____________________________________________________________________________


ITEM 1. BUSINESS

Health-Chem Corporation is a Delaware corporation and conducts its business primarily through its wholly-owned subsidiaries, Herculite Products, Inc. ("Herculite") and Pacific Combining Corp. ("Pacific"), and through its subsidiaries Transderm Laboratories Corporation ("Transderm") and Hercon Environmental Corporation ("Hercon Environmental"), of which it owns 90% and 98.5%, respectively. Unless the context otherwise requires, the term "Company" includes Health-Chem Corporation and all its subsidiaries. The Company's executive offices are located in New York, New York.

The Company develops, manufactures and distributes products relying on or derived from laminated or coated films. The products fall into several categories - reinforced synthetic fabrics for industrial and health care use, controlled release dispensers for pharmaceuticals and controlled release dispensers for environmental chemicals.

Herculite and Pacific, which maintain facilities in Pennsylvania and California, manufacture and market multilayered synthetic fabrics which are sold domestically and internationally to health-care, industrial, military, maritime and institutional markets. The manufacturing process of these products involves laminating a layer of vinyl or urethane to one or both sides of a synthetic textile. The result is a strong and durable fabric.

Fabrics for industrial use include heavy-duty, and high visibility fabrics, and a variety of custom engineered fabrics. Some of the applications for these fabrics include tension structures, livestock curtains for poultry, cattle and hogs, awnings, banners, tents, inflatable lumbar support bladders for automobile seats, tennis court wind screens, fabrics for use in motor homes, swimming pool and spa covers, commercial wall covering, gymnasium pads and mats, trampolines and other mass merchandised toys, long-term storage covers for military and commercial equipment and fabrics for use in nuclear power plants.

Herculite's Staph-Chek(R) products employ molecular migration technology to make them self-deodorizing and anti-bacterial. A wide variety of thicknesses and colors are sold to manufacturers of institutional mattresses, pillows, laundry carts, shower and cubicle curtains and many related products. Herculite's Staph-Chek Synergy(R) and Staph-Chek Comfort(R) products are the latest additions to the Company's new generation of fabrics designed for increased patient comfort and pressure relief in the growing specialty mattress market for hospitals and nursing homes. Another fabric, Lectrolite(R), is also electrically conductive; by dissipating static electricity it helps reduce the hazard of explosion in flammable, gaseous atmospheres. It is sold to manufacturers of pads for various types of hospital equipment and operating room tables, and to manufacturers in the computer industry to reduce static problems. Herculite and Pacific are also actively engaged in development of product improvements and innovations to capture existing and new market opportunities for fabric reinforced composites. For example, Pacific has recently installed state-of-the-art coating and lamination equipment to manufacture specialty fabrics for a variety of markets including some not currently served by the Company. These include the automotive, inflatable boat and certain sporting goods markets.

The Company's fabric products are sold to more than 1,600 customers by a sales force consisting of several sales and marketing executives, 20 domestic manufacturers representatives, and sales agents in Europe and other parts of the world. The Company also distributes its fabric products through a network of 39 domestic and foreign distributors.

The Company also employs molecular migration technology to manufacture very different controlled release products.

Hercon Environmental manufactures and distributes controlled release dispensers and pheromone products for insect control and household use. Insecticide or insect pheromone products are contained in insoluble, vinyl dispensers to kill, trap or monitor insects as part of safer, more ecologically sound pest management programs. These products are sold to industry, farmers, the United States Department of Agriculture, and a variety of state agencies. Sales are effected primarily by a four person sales team. In an effort to decrease the seasonality and cyclical nature of Hercon Environmental's business, the Company plans to develop markets in the southern hemisphere. Additional new products are being developed through joint programs with governmental and private enterprises.

Transderm owns 98.5% of Hercon Laboratories Corporation ("Hercon Laboratories"), which develops and manufactures controlled release products for the pharmaceutical industry, at Transderm's Pennsylvania facility, to deliver a variety of drugs topically or transdermally. Many medications can be administered to or through a patient's skin at precise rates from small, adhesive patches. Some of the advantages of controlled release dispensers are steady dose rates and reduced dosage frequency. They also can be used for oral, buccal and subdermal delivery of medication.

Since 1986, Hercon Laboratories has manufactured a transdermal nitroglycerin patch which was the first such product introduced for the generic market in the U.S. This product is used for transdermal relief of vascular and cardiovascular symptoms related to angina pectoris. The Company sells the transdermal nitroglycerin patch to pharmaceutical companies who distribute it in the United States and in Europe. The Company is currently awaiting FDA approval of its applications to market improved transdermal nitroglycerin products, thinner, smaller, more comfortable transparent patches. Some of these applications are the subject of a lawsuit instituted by Key Pharmaceuticals, Inc. in August 1995 (see Item 3. Legal Proceedings). In addition to its nitroglycerin transdermal products, the Company is also developing transdermal products for treatment of post-menopausal symptoms. The Company is also working on transdermal products for other hormone replacement therapies including a testosterone product and combination products. There can be no assurance that FDA filings for any of these additional products will be effected or that FDA approval for any of these products will be obtained.

The Company has additional products in early development and is conducting a number of feasibility studies on drugs to be developed independently or for client companies.


1995 REORGANIZATION

The Company and its subsidiaries, Transderm and Herculite entered into a Plan of Reorganization and Asset Exchange Agreement, effective August 31, 1995 (the "Reorganization Agreement"), as a step toward the separation of the Company's transdermal pharmaceutical business from its hospital and industrial laminated fabrics and environmental chemical business. Hercon Laboratories had previously transferred its environmental chemical business to another subsidiary of the Company.

Pursuant to the Reorganization Agreement: (i) Herculite transferred to Transderm the manufacturing facility in which Hercon Laboratories' operations are conducted and all the then outstanding shares of Hercon Laboratories' common stock owned by Herculite in exchange for 1,000,000 shares of Transderm's redeemable preferred stock, $10.00 par value; (ii) Hercon Laboratories issued its $7,000,000 principal amount 9% subordinated promissory note due March 31, 1999 to the Company, evidencing the approximate amount of intercompany advances then owed to the Company by Hercon Laboratories; and
(iii) Transderm issued to the Company 40,000,000 shares of its common stock, $.001 par value (60,000,000 shares authorized), in exchange for the previously issued 50 shares of its $.01 par value common stock.

In September 1995, following the completion of these transactions, the Company issued rights to its stockholders allowing them to subscribe for up to 4,000,000 shares of Transderm common stock at a price of $.10 per share, which offering and sale was registered under the Securities Act. The subscription rights offering was fully subscribed for, leaving the Company owning 36,000,000 of the 40,000,000 outstanding shares of Transderm's common stock. In connection with the subscription rights offering, Transderm entered into a Tax Sharing Agreement with the Company. The Tax Sharing Agreement provides for payment by Transderm to the Company while Transderm uses the Company's historical net operating loss and tax credit carryforwards, as a member of the Company's consolidated tax group, to offset taxes otherwise due in respect of Transderm's taxable income. Transderm and the Company also entered into a Corporate Services Agreement under which corporate and administrative expenses not specifically incurred by the Company or its subsidiaries are allocated amongst them in proportion to their respective revenues. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.)


RESEARCH AND DEVELOPMENT

The Company's pharmaceutical research and development laboratory facilities are maintained at Transderm's York, Pennsylvania facilities. The Company currently utilizes the skills of approximately 17 full-time employees with varying technical backgrounds, including pharmaceutics and pharmaceutical sciences, to conduct its research and development efforts in this area. Independent laboratories are often engaged for special projects. Research and development for the Company's synthetic fabric operations are conducted at the Company's York and Los Angeles, California facilities. The York facilities also serve the Company's environmental product operations. See the Consolidated Statements of Operations for the amount of research and development costs incurred during 1996, 1995 and 1994.


SUPPLIERS; RAW MATERIALS

Most of the products and materials used by the Company are purchased from a variety of suppliers and are readily available on the open market. Several materials used in the manufacture of the Company's products are available from single sources only. The Company has not experienced difficulty acquiring such materials which generally have been available to the Company and the industries in which the Company operates on commercially reasonable terms.


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


CUSTOMERS;  GOVERNMENT CONTRACTS

Sales of transdermal nitroglycerin patches to Mylan Laboratories Inc., a former distributor of the Company, accounted for approximately 10% of the Company's consolidated net sales during the fiscal year ended December 31, 1996. In August 1996, Mylan obtained approval from the United States Food and Drug Administration for the manufacture and sale of its own nitroglycerin patches which now compete with the Company's nitroglycerin patches. Other than Mylan, there was no single customer nor, to the Company's knowledge, any group of affiliated customers to which sales during the fiscal year ended December 31, 1996 were in the aggregate equal to 10% or more of the Company's consolidated net sales. Government contracts are not material to the Company's consolidated net sales.



EMPLOYEES

The Company employs approximately 242 employees, of whom 87 are covered by collective bargaining agreements. The Company believes its relationship with its employees to be good.

ITEM 2.  PROPERTIES

The following table lists the principal facilities owned or leased by the Company as of December 31, 1996. In the opinion of management, the facilities are adequate for their purposes.
                                    Lease
                  Approx.         Expiration
Location          Sq. Ft.           Date                  Use


New York, NY       7,000            3/99          Executive offices

York, PA          61,000           (owned)        Pharmaceutical production,
                                                  warehouse, research
                                                  facility & office

York, PA         278,000 (1)       (owned)        Production, warehouse,
                                                  & office

Los Angeles, CA   30,000            2/99          Production, office and
                                                  warehouse; synthetic fabrics

Los Angeles, CA   25,000            6/98          Warehouse; synthetic fabrics

Los Angeles, CA   10,300           10/99          Warehouse; synthetic fabrics


(1) Non-affiliated tenants lease approximately 114,000 square feet under a lease expiring in September 1997, with an option to extend the lease term through September 2000. The monthly lease payment is approximately $28,000 which includes payment for a prorated share of utilities.


ITEM 3.  LEGAL PROCEEDINGS

(a) In August 1995, Key Pharmaceuticals, Inc., a subsidiary of Schering-Plough Corporation ("Key"), commenced an action against Hercon Laboratories in the United States District Court for the District of Delaware alleging that Hercon Laboratories' submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon Laboratories' transdermal nitroglycerin products, for which Hercon Laboratories is awaiting FDA approval, constitutes infringement of Key's patent for its Nitro-Dur(R) products. Key seeks certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. In its answer, Hercon Laboratories denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon Laboratories has not infringed and does not infringe any claim of the patent. Hercon Laboratories has counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. Following extensive discovery, a non-jury trial was completed on October 10, 1996. All post-trial briefs were filed in December 1996 and the Company is awaiting decision by the Court. Costs of this litigation have adversely affected profitability in 1996 (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). Management continues to believe that Key's claims are without merit.

(b) In October 1995, Gershon Yormack, a stockholder of the Company, initiated an action against the Company, its directors and Transderm in the Delaware Chancery Court (New Castle County) in which he sought injunctive and declaratory relief with respect to certain options to purchase Transderm common stock granted to each of Marvin M. Speiser, the Company's Chairman of the Board and President, and Robert D. Speiser, the Company's Executive Vice President. Pursuant to Employment Agreements entered into in April 1995, in November 1995 the Company caused Transderm to issue an option to purchase shares of Transderm's common stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser. The plaintiff alleges that this exercise price, which is the same per share price as the subscription price for Transderm common stock offered by the Company to stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995) was substantially less than the fair market value of such Transderm common stock. Management believes that the claims are without merit and intends to defend the action vigorously.

(c) In May 1996, Herman Rovner and Bruce Nicholl, two stockholders of the Company, commenced a class and derivative action against the Company, its directors, and a former director in the Delaware Chancery Court (New Castle County). The complaint alleged that the defendants breached their fiduciary duties insofar as the transactions under a Stock Purchase Agreement entered into between the Company and Marvin M. Speiser in March 1996 would unfairly benefit Mr. Speiser to the detriment of the other stockholders and violate the terms of a 1991 Chancery Court order under which a derivative action was settled.

Plaintiffs sought expedited proceedings and preliminary injunctive relief. In July 1996, after a hearing, the Vice Chancellor denied the plaintiffs' motion for a preliminary injunction on the basis that the plaintiffs failed to show irreparable harm or the likelihood of establishing that the 1991 Chancery Court order was violated. Later in July 1996, the Delaware Supreme Court denied the plaintiff's interlocutory appeal of the Vice Chancellor's decision.

In August 1996, in accordance with the Stock Purchase Agreement, as amended, the Company commenced a registered subscription rights offering (the "Rights Offering") of up to 1,320,000 shares of Common Stock to its record holders other than Marvin M. Speiser. A total of 952,520 shares of the Company's Common Stock were subscribed for in the Rights Offering prior to its expiration in September 1996. Under the Stock Purchase Agreement, Mr. Speiser provided shares of Common Stock for purchase by the Company in an amount equal to the number of shares issued to subscribers in the Rights Offering. The shares provided by Mr. Speiser had been subject to repurchase by the Company from Mr. Speiser pursuant to option agreements entered into in 1991 and 1994 (the "Options"). After expiration of the Rights Offering, 317,406 shares of Common Stock remain subject to the Options.

The plaintiffs may still seek money damages after a trial on the merits. No trial date has been established. The Company continues to believe that the allegations in the complaint are without merit.


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

FORM 10-K                                                            PART II



ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS


The Company's Common Stock is traded on the American Stock Exchange, Inc. under the symbol HCH.



The following information indicates the range of sale prices at which the Company's Common Stock traded on the American Stock Exchange, Inc. during the past two years:

                             1996                     1995

            QUARTER      High     Low             High     Low
            1st         1 7/8    1 3/8           3 1/8    2 3/4
            2nd         2 1/2    1 5/8           2 15/16  2 5/8
            3rd         1 3/4    1 3/16          3 1/8    2 1/8
            4th         1 3/8      7/8           2 1/4    1 5/16


There were approximately 1,472 holders of record of the Company's Common Stock as of February 28, 1997.

The Company has not paid cash dividends on its Common Stock during the five years ended December 31, 1996. See Note 4 to the Consolidated Financial Statements concerning restrictions on the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA (In thousands, except per share data)


                                           Year Ended December 31,
                                   1996      1995     1994      1993     1992

Net sales                       $47,565   $46,544  $46,930   $44,869  $38,717

<Loss> income before
  extraordinary gain            $<1,327>  $  <297> $ 1,415   $ 2,557  $ 1,749

Extraordinary gain from
  repurchase of subordinated
  debentures                          5         7        5        75      225

Cumulative effect of change in
  accounting for income taxes         0         0        0         0      723

NET <LOSS> INCOME               $<1,322>  $  <290>  $1,420   $ 2,632  $ 2,697



Earnings per common share (primary & fully diluted):

<Loss> income before
  extraordinary gain            $  <.17>  $  <.04> $   .18   $   .33  $   .22

Extraordinary gain from
  repurchase of subordinated
  debentures                        .00       .00      .00       .01      .03

Cumulative effect of change in
  accounting for income taxes       .00       .00      .00       .00      .10

NET <LOSS> INCOME PER SHARE     $  <.17>  $  <.04> $   .18   $   .34  $   .35

Dividends per share             $     0   $     0  $     0   $     0  $     0

Total assets                    $32,413   $33,653  $32,177   $29,162  $28,895

Long-term debt (including
 current portion)               $16,483   $17,616  $15,358   $14,625  $18,367



See Item 8 herein for more detailed financial information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks and uncertainties, including those referred to herein and in the Company's Reports on Form 10-K and Form 10-Q, which could cause actual results to differ materially from the forward-looking statements.

Year ended December 31, 1996 versus December 31, 1995

Net sales increased $1.0 million, or 2% for the twelve months ended December 31, 1996 as compared to the same period for 1995. The increase is due primarily to increases in sales of synthetic fabrics and environmental products of $.8 million and $.5 million, respectively, partially offset by a $.3 million decrease in sales of the Company's transdermal nitroglycerin patches. The synthetic fabrics sales increase is due principally to higher industrial fabrics sales which includes increased governmental and agricultural sales. Environmental products sales increased due primarily to several new insect mating disruptant products introduced in early 1996. Sales of transdermal nitroglycerin patches manufactured and marketed by Hercon Laboratories decreased due primarily to lower sales to a former domestic distributor of the Company, which in August 1996 obtained approval from the United States Food and Drug Administration for the manufacture and sale of its own nitroglycerin patches. This former distributor, which now competes with the Company in the nitroglycerin patch market, accounted for approximately 10% and 14% of the Company's sales for the years ended December 31, 1996 and December 31, 1995, respectively. Sales to all of the Company's other domestic distributors of nitroglycerin patches increased for the twelve months ended December 31, 1996 as compared to the same period in 1995.

Gross profit increased $.4 million, or 3%, for the twelve months ended December 31, 1996 as compared to the same period in 1995. Gross profit as a percent of sales was 29% for both of the twelve month periods ended December 31, 1995 and 1996. Gross profit for synthetic fabrics increased $.8 million while transdermal nitroglycerin patch gross profit and environmental products gross profit decreased $.4 million and $36,000, respectively, compared to the same period in 1995. The synthetic fabrics gross profit increase is primarily a result of greater sales volumes, improved manufacturing variances and lower raw material costs. Reducing manufacturing variances and lowering raw material costs have been the primary focus of cost reduction efforts in 1996. Gross profit for synthetic fabrics products is generated by Herculite and Pacific. In 1996, the Company focused its cost reduction measures primarily on Herculite yielding an improved and more cost efficient manufacturing system. In 1997, the Company will increase the focus of these efforts on its Pacific division. Transdermal nitroglycerin patch gross profit decreased due primarily to decreased domestic and foreign sales volumes of higher margin products. Gross profit as a percent of sales for transdermal nitroglycerin patches was 58% for the twelve months ended December 31, 1996 as compared to 60% for the same period in 1995, reflecting decreased domestic sales volumes offset partially by domestic price increases and reduced operating costs.

Selling, general and administrative expenses increased $.7 million for the twelve months ended December 31, 1996 as compared to the corresponding period in 1995. The increase is due primarily to higher 1996 payroll-related expenses of $.3 million, including $.1 million related to pension accruals, and $.2 million for consulting costs primarily related to the Company's efforts toward obtaining approval from the Food and Drug Administration for the new generation nitroglycerin patches. These and other increases were partially offset by decreased sales commissions and royalty expense.

Legal expenses increased $2.4 million for the twelve months ended December 31, 1996 as compared to the same period in 1995. In August 1995, Key Pharmaceuticals, Inc. ("Key") commenced an action against Hercon Laboratories relating to some of Hercon Laboratories' improved transdermal nitroglycerin products. The increased legal expenses are primarily due to the costs related to the defense of this action, including preparing for and conducting a trial on the merits, which was commenced at the end of September 1996 and completed on October 10, 1996. All post-trial briefs were filed in early December 1996 and the Company is awaiting a decision by the Court (See Item 3. Legal
Proceedings).

Research and development expense decreased $.7 million for the twelve months ended December 31, 1996. Lower outside testing and clinical material expenses related to pharmaceutical products research, along with lower product development costs related to synthetic fabrics research contributed to the decrease. The Company anticipates research and development expenses related to pharmaceutical products in 1997 to exceed 1996 levels as new studies for patch applications are developed from initial formulation work through commercial scale up and current studies advance through various phases of completion.

Net interest expense decreased $.1 million for the twelve months ended December 31, 1996 as compared to the same period in 1995 due primarily to capitalized interest related to new equipment under construction.

Other income - net decreased $33,000 for the twelve months ended December 31, 1996 as compared to the same period in 1995. The decrease is due primarily to 1995 non-recurring income producing items.

Income from operations before taxes and minority interest decreased $1.9 million for the twelve month period ended December 31, 1996 as compared to the corresponding period in 1995 due primarily to the increase in legal expenses related to the litigation described above.

The Company reported a $.9 million tax benefit on a $2.2 million loss from operations for the twelve months ended December 31, 1996 as compared to less than a $.1 million tax benefit on a $.3 million loss from operations in 1995. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes. In 1996, a tax benefit was increased by adjustments to reserves for a settlement with a local taxing authority of disputed tax assessments pertaining to prior years of $69,000 and a reversal of a portion of the valuation allowance amounting to $25,000. In 1995, the federal tax benefit resulting from this loss was partially offset by the provision for state taxes which was generated from income associated with the sale of transdermal nitroglycerin patches. Note 12 to the accompanying consolidated financial statements presents a reconciliation of taxes on income for 1996 and 1995.

Minority interest represents a 1.5% interest of a former Hercon Laboratories president in the equity of Hercon Environmental.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted; however, restatement of all prior-period earnings per share data is required upon adoption. The impact of adopting SFAS 128 on the Company's earnings per share data has not yet been determined.

Year ended December 31, 1995 versus December 31, 1994

Sales decreased $.4 million, or 1% for the twelve months ended December 31, 1995 as compared to the same period for 1994. The decrease was due primarily to decreases in sales of synthetic fabrics and environmental products of $.7 million and $.1 million, respectively, partially offset by a $.4 million increase in sales of the Company's transdermal nitroglycerin patches. The synthetic fabrics sales decrease was due principally to lower governmental and foreign sales and timing of customer demand for certain fabrics.
Environmental product sales decreased due primarily to the loss of a customer for the Japanese Beetle Lures. Sales decreases were partially offset by a $.4 million transdermal nitroglycerin patch sales increase which was due primarily to greater demand from both domestic and foreign distributors.

Gross profit decreased $1.8 million or 12% for the twelve months ended December 31, 1995 as compared to the same period in 1994. Gross profit as a percent of sales was 29% for the twelve months ended December 31, 1995 as compared to 32% for the same period in 1994. Gross profit for synthetic fabrics and environmental products decreased $2.2 million and $.1 million, respectively, while transdermal nitroglycerin patch gross profit increased $.5 million as compared to the same period in 1994. The synthetic fabrics gross profit decrease was due primarily to unfavorable manufacturing variances and rising raw material cost of $1.5 million and higher plant overhead of $.7 million. Transdermal nitroglycerin patch gross profit increased due primarily to increased domestic sales volumes of higher margin products. Gross profit as a percent of sales for transdermal nitroglycerin patches was 60% for the twelve months ended December 31, 1995 as compared to 58% for the same period in 1994 reflecting domestic price increases, reduced operating costs and increased domestic sales volumes.

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

Legal expenses were approximately the same for the twelve months ended December 31, 1995 as compared to the 1994 twelve month period.

Research and development expense increased $.2 million for the twelve months ended December 31, 1995 as compared to the same period in 1994.

Interest expense was approximately the same for the twelve months ended December 31, 1995 as compared to the same period in 1994 as lower interest rates were offset by an increase in the level of long-term debt.

Other income - net decreased $.1 million for the twelve months ended December 31, 1995 as compared to the corresponding period in 1994. The decrease is due primarily to 1994 non-recurring income producing items.

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


Liquidity and Capital Resources

The following measures of liquidity are drawn from the Company's Consolidated Financial Statements:
                                                          December 31,
                                                         1996     1995

            Working capital (current assets less
              current liabilities, in thousands)       $6,927   $9,041
            Current ratio (current assets/
              current liabilities)                        1.9      2.3
            Quick ratio (cash and receivables/
              current liabilities)                         .7       .7

Working capital decreased $2.1 million from December 31, 1995 to December 31, 1996 due to a $.9 million increase in current liabilities and a $1.2 million decrease in current assets. Decreases in working capital were primarily the result of increases in accounts payable of $1.3 million and a decrease in inventories of $1.7 million. These decreases to working capital were partially offset by increases in accounts receivable, net of $.7 million.

Accounts payable increases were due primarily to billings for legal fees related to the defense of Hercon Laboratories in its litigation with Key ("Key Litigation") and raw materials related to increased synthetic fabric sales. Inventory decreased $1.7 million primarily due to improvements made to the material management system at Herculite and efforts to lower inventory levels at both Herculite and Pacific. Accounts receivable increases were due primarily to two reasons: slower payments from the Company's Hercon Laboratories subsidiary customers and proportionately higher sales of synthetic fabrics whose customers historically are slower paying than Hercon Laboratories' customers.

Cash provided by operations for the twelve months ended December 31, 1996 was $2.4 million as compared to $1.2 million for the same period in 1995. This increase is due primarily to higher sales volumes, increased gross profits, lower inventories and increases in accounts payable for 1996 as compared to 1995. Investing activities for the twelve months ended December 31, 1996 and 1995 used cash of $1.4 million and $3.8 million, respectively, primarily to fund the Company's tooling and equipment programs. Financing activities for the twelve months ended December 31, 1996 consumed $1.1 million of the cash generated from operations to reduce long term debt. In the twelve months ended December 31, 1995 the Company borrowed $2.3 million to finance capital expenditures, primarily a new production line at Pacific.

The Company expects to meet $.5 million of debenture interest payments on its convertible subordinated debentures each April and October and other periodic interest payments out of working capital. The required $1.5 million sinking fund payment on the Company's subordinated debentures due on April 15, 1996 was satisfied by application of $.8 million debentures previously repurchased, of which $.1 million were purchased in 1996, and by the Company's redemption of an additional $.7 million of debentures. In market transactions throughout the twelve months of 1996, the Company purchased $.2 million principal amount of its subordinated debentures for $.2 million and at June 30, 1996, the Company called for redemption $.4 million of its subordinated debentures. Any debentures acquired in excess of the $1.5 million April 15, 1996 sinking fund requirements may be used to meet the 1997 sinking fund requirements. Subsequent to the end of the year, through February 28, 1997, the Company purchased in market transactions, $13,000 principal amount of its debentures for $12,834. Additional debentures may be repurchased and retired or if debentures are not available for purchase, the Company has an option to call for redemption the amount required to meet sinking fund requirements.

The Company has not paid cash dividends and does not anticipate paying such dividends on its common stock in the foreseeable future.

At December 31, 1996, the Company had borrowed $4.6 million on its $6.0 million line of credit from The First National Bank of Maryland ("First
National").   At December 31, 1996, Pacific had $1,500,000 outstanding on its term loan from First National reflecting principal repayments of $62,500 in February, May, August and November. At the Company's option, borrowings under the First National line of credit would bear interest at the lender's prime rate or the London Inter-Bank Offer Rate. The weighted average interest rate on the line of credit was 7.4% at December 31, 1996. In addition, the Company paid a facility fee of 1/4 of 1% on the amount of the unused credit facility. The First National term loan required quarterly principal payments commencing with the $62,500 in February 1996, increasing to $87,500 in 1997 and $95,833 from 1998 through November 2000. Unless Pacific elected otherwise in accordance with the loan documents, borrowings under the term loan would bear interest at the lender's prime rate plus .375%. The weighted average interest rate on the term loan was 8.1% at December 31, 1996. The borrowing base for the First National line of credit and the term loan combined was limited to the sum of 80% of eligible accounts receivable and 35% of eligible inventory and calculated at the end of each month. At various times the eligible amount was less than the aggregate maximum credit amount. The maximum credit amounts have ranged from $7,500,000 to $7,625,000 while the eligible amounts have ranged from 93% to 100%. Since July 1994, this line has been 100% available except at December 31, 1995 and June through December 1996.

Borrowings under the line of credit and the term loan were collateralized by a pledge of substantially all of the assets of the Company with the exception of real estate. The line of credit was scheduled to expire October 15, 1997 and the term loan was scheduled to expire on November 15, 2000. Both were subject to various covenants which, among other things, required the Company to maintain specified ratios of debt to tangible net worth and fixed charge coverage, and minimum levels of tangible net worth and limited capital expenditures. At December 31, 1996 the Company was not in compliance with certain covenants related to the First National loan. The Company had been negotiating an extension with First National which included amendments to the covenants when it suspended negotiations in December 1996 pending the completion of secured financing with IBJ Schroder Bank & Trust Company ("IBJS").

In January 1997, the Company replaced both the $6,000,000 line of credit and $1,750,000 term loan from First National with senior secured financing of up to $15,000,000 from IBJS. The new credit facility is comprised of up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. The revolving credit line will bear interest at the Bank's prime rate and the term loan will bear interest at the Bank's prime rate plus .375%. The facility's borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory. Advances on the term loan are limited to $4,000,000 until such time as the Key Litigation is resolved in such a way as to be immaterial on the future operations of the Company. Borrowings under the facility are collateralized by a pledge of substantially all of the assets of the Company and its subsidiaries. The facility, which expires on January 9, 2002, is subject to various financial covenants. The Company will pay a facility fee of 3/8 of 1% on the amount of the unused available financing facility (See
Note 18 to accompanying consolidated financial statements).

The Company's debt to equity ratio increased to 4:1 at December 31, 1996 and was 3:1 at December 31, 1995 and 1994. The Company's debt to equity ratio increased at December 31, 1996 reflecting a $1.3 million net loss for the twelve months ended.

Management believes anticipated expenditures in 1997 such as capital expenditures, research and development costs and other operating expenses will be funded with cash generated from operations, supplemented by the utilization of the Company's new credit facility from IBJS. The term loan portion of up to $7,000,000 of the overall $15,000,000 credit facility from IBJS will be used for the repurchasing of debentures. The Company anticipates capital expenditures for property, plant and equipment in 1997 to decrease from the $2.2 million expended in 1996 to approximately $1.5 millon. These capital expenditures will primarily consist of manufacturing equipment.


Inflation

The Company believes that inflation has not had a material effect upon its results of operations and liquidity and capital resources for any of the periods presented.

ITEM 8.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements.

                                                                PAGE

Reports of Independent Accountants                             17-18

Consolidated Balance Sheets - December 31, 1996 and 1995       19-20

Consolidated Statements of Operations
  Years Ended December 31, 1996, 1995 and 1994                    21

Consolidated Cash Flow Statements
  Years Ended December 31, 1996, 1995 and 1994                 22-23

Consolidated Statements of Stockholders' Equity
  Years Ended December 31, 1996, 1995 and 1994                    24

Notes to Consolidated Financial Statements                     25-40

                      REPORT OF INDEPENDENT ACCOUNTANTS





The Board of Directors and Stockholders
  of Health-Chem Corporation:

We have audited the accompanying consolidated financial statements and the financial statement schedule of Health-Chem Corporation (Company) as of December 31, 1996 and 1995 and for the years then ended listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health-Chem Corporation as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






COOPERS & LYBRAND L.L.P.
One South Market Square
Harrisburg, Pennsylvania
March 20, 1997

                      REPORT OF INDEPENDENT ACCOUNTANTS





The Board of Directors and Stockholders
  of Health-Chem Corporation:

We have audited the accompanying consolidated financial statements of Health-Chem Corporation and subsidiaries for the year ended December 31, 1994 listed in Item 14(a)1. Our audit also included the financial statement schedule for the year ended December 31, 1994 listed in Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Health-Chem Corporation and subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE, LLP
Baltimore, Maryland
March 15, 1995


                           HEALTH-CHEM CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share amounts)


                        ASSETS                                December 31,
                                                            1996        1995
CURRENT ASSETS
   Cash and cash equivalents                             $   134     $   259
   Accounts receivable, net of allowances for
     doubtful accounts of $309 and $260                    5,337       4,621
   Inventories  (Note 2)                                   7,343       9,070
   Deferred taxes-current                                    554         631
   Other current assets                                    1,285       1,255
     Total Current Assets                                 14,653      15,836

PROPERTY, PLANT AND EQUIPMENT
   Land                                                      141         141
   Buildings                                               5,572       5,572
   Equipment and leasehold improvements                   19,079      18,511
   Construction-in-progress                                4,709       3,134
     Total Property, Plant and Equipment                  29,501      27,358
   Less accumulated depreciation and amortization         15,934      14,090
     Net Property, Plant and Equipment                    13,567      13,268

NON-CURRENT ASSETS
   Notes receivable                                        1,200       1,500
   Cash surrender value of life insurance policies,
     net of loans of $1,084 and $929                       1,402       2,110
   Excess of cost over fair value of assets acquired         706         731
   Deferred taxes-non-current                                675           0
   Other non-current assets                                  210         208
     Total Non-Current Assets                              4,193       4,549

TOTAL ASSETS                                             $32,413     $33,653



Consolidated Balance Sheets are continued on the next page.


See Notes to Consolidated Financial Statements.








                           HEALTH-CHEM CORPORATION
                   CONSOLIDATED BALANCE SHEETS, CONTINUED
                    (In thousands, except share amounts)


                    LIABILITIES AND STOCKHOLDERS' EQUITY        December 31,
                                                              1996       1995
CURRENT LIABILITIES
   Accounts payable                                        $ 5,026    $ 3,689
   Accrued expenses and other current
     liabilities (Note 3)                                    2,132      2,462
   Income taxes payable (Note 12)                              568        644
     Total Current Liabilities                               7,726      6,795

LONG-TERM LIABILITIES
   10.375% convertible subordinated debentures
     (Notes 4 and 16)                                        9,500     11,000
   Long-term debt (Note 4)                                   6,082      5,623
   Deferred income taxes (Note 12)                               0          8
   Other long-term liabilities                               1,949      1,744
   Minority interest (Note 17)                                  12         17


COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY (Notes 9, 10 and 11)
   Preferred stock, par value $.01 per share;
     1,000,000 shares authorized, none issued                    0          0
   Convertible special stock, par value $.01
     per share; 750,000 shares authorized;
     738,667 shares issued, all of which are
     held in treasury                                            7          7
   Common stock, par value $.01 per share;
     50,000,000 shares authorized; 14,473,056
     shares issued; 7,982,424 shares outstanding
     in 1996 and 1995                                          145        145
   Additional paid-in capital                               18,286     18,286
   Less stockholder notes receivable (Note 16)                <148>      <148>
   Accumulated deficit                                      <3,463>    <2,141>
     Subtotal                                               14,827     16,149
   Less treasury stock                                      <7,683>    <7,683>
     Total Stockholders' Equity                              7,144      8,466

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $32,413    $33,653






See Notes to Consolidated Financial Statements.




                           HEALTH-CHEM CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)

                                                     Year Ended December 31,
                                                     1996      1995      1994
REVENUE:
  Net sales                                       $47,565   $46,544   $46,930
  Cost of goods sold                               33,922    33,264    31,867
  Gross profit                                     13,643    13,280    15,063

OPERATING EXPENSES:
  Selling, general and administrative
    expense                                         9,550     8,848     8,366
  Legal expense                                     2,732       363       386
  Research and development expense                  2,808     3,555     3,337
  Net interest expense (Note 13)                    1,263     1,351     1,344
    Total operating expenses                       16,353    14,117    13,433

<LOSS> INCOME FROM OPERATIONS:                     <2,710>     <837>    1,630
  Other income - net                                  479       512       629

<LOSS> INCOME FROM OPERATIONS BEFORE TAXES
AND MINORITY INTEREST:                             <2,231>     <325>    2,259
  Income tax <benefit> provision (Note 12)           <899>      <45>      844

<LOSS> INCOME BEFORE MINORITY INTEREST:            <1,332>     <280>    1,415
  Minority Interest in earnings of
    subsidiary (Note 17)                                5       <17>        0

<LOSS> INCOME BEFORE EXTRAORDINARY GAIN:           <1,327>     <297>    1,415
  Extraordinary gain from repurchase of
    subordinated debentures (Note 14)                   5         7         5

NET <LOSS> INCOME                                 $<1,322>  $  <290>  $ 1,420


Earnings per common share (primary & fully diluted)
  (Note 1h):
  <Loss> income before extraordinary gain          $ <.17>   $ <.04>   $  .18
  Extraordinary gain from repurchase of debentures    .00       .00       .00
NET <LOSS> INCOME PER SHARE                        $ <.17>   $ <.04>   $  .18



Average number of common shares
 outstanding (Note 1h)
  Primary                                           7,982     7,991     7,701
  Fully Diluted                                     7,982     7,993     7,703

See Notes to Consolidated Financial Statements.



                           HEALTH-CHEM CORPORATION
                      CONSOLIDATED CASH FLOW STATEMENTS
                              (In thousands)

                                                      Year Ended December 31,
                                                       1996     1995     1994

Cash was Provided by <Used for>:

OPERATIONS:
<Loss> Income before extraordinary gain             $<1,327> $  <297> $ 1,415
Adjustments to reconcile to net cash <used for>
 provided by operations:
  Depreciation and amortization                       1,953    1,786    1,620
  Provision for doubtful accounts receivable            181      154       79
  Deferred income taxes                                <840>    <278>     433
  Minority interest                                      <5>      17        0
 Changes in:
  Accounts receivable                                  <897>     449     <695>
  Inventories                                         1,727      470   <2,186>
  Other current assets                                  270     <265>     450
  Other non-current assets                              <86>     <11>      <1>
  Accounts payable                                    1,337     <526>   1,403
  Accrued expenses and other current liabilities       <217>    <619>    <962>
  Interest and income taxes payable                    <189>     <85>    <175>
  Long term liabilities                                 531      399        0
 Other, net                                              <5>       8      <98>
Net cash provided by operations                       2,433    1,202    1,283


Extraordinary item:
  Gain from repurchase of subordinated debentures         5        7        5
  Gain from repurchase of debentures providing
    no cash                                              <5>      <7>      <5>
Net cash provided by extraordinary item                   0        0        0
Net cash provided by operations                       2,433    1,202    1,283

















Consolidated Cash Flow Statements are continued on the next page.

See Notes to Consolidated Financial Statements.








                           HEALTH-CHEM CORPORATION
                CONSOLIDATED CASH FLOW STATEMENTS, CONTINUED
                               (In thousands)


                                                     Year Ended December 31,
                                                     1996      1995      1994
INVESTING:
 Additions to property, plant and equipment        <2,166>   <3,627>   <2,020>
 Proceeds on disposals of property, plant and
   equipment                                           21        11        21
 Investment in life insurance policies - net          708      <302>     <129>
 Payments received on notes receivable                  0        71       258
 Net cash used for investing                       <1,437>   <3,847>   <1,870>

FINANCING:
 Long-term debt proceeds                           22,875    15,323     6,019
 Long-term debt payments                          <22,666>  <11,369>   <4,700>
 Repurchase of convertible subordinated
   debentures                                      <1,330>   <1,679>     <576>
 Purchase of redeemable common stock                    0         0    <1,104>
 Sale of treasury stock                                 0         0     1,112
 Stock options exercised                                0         5         0
 Net cash <used for> provided by financing         <1,121>    2,280       751

Net <Decrease> Increase in Cash and Cash
  Equivalents                                        <125>     <365>      164
Cash and Cash Equivalents at beginning of period      259       624       460
Cash and Cash Equivalents at end of period        $   134   $   259   $   624

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                        $ 1,357   $ 1,607   $ 1,450
  Income taxes                                        170       284       592









See Notes to Consolidated Financial Statements.


                                    HEALTH-CHEM CORPORATION
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                                        (In Thousands)

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

Balance, January 1, 1994     $     7  $  140   $16,756   $  <256> $<3,226>  $<7,211>  $ 6,210

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

Balance, December 31, 1994   $     7  $  145   $18,281   $  <188> $<1,851>  $<7,683>  $ 8,711

Reduction of stockholder
 notes                                                        40                           40

Exercise of stock options                            5                                      5

Net loss 1995                                                        <290>               <290>

Balance, December 31, 1995   $     7  $  145   $18,286   $  <148> $<2,141>  $<7,683>  $ 8,466

Net loss 1996                                                      <1,322>             <1,322>

Balance, December 31, 1996   $     7  $  145   $18,286   $  <148> $<3,463>  $<7,683>  $ 7,144


See Notes to Consolidated Financial Statements.


                           HEALTH-CHEM CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995, 1994



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




d.  Depreciation and amortization

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method by charges to operations over the estimated useful lives of depreciable assets or, where applicable, the terms of the respective leases, whichever is shorter. The cost and related accumulated depreciation of disposed assets are removed from the applicable accounts and any gain or loss is included in income in the period of disposal. Depreciation expense on property, plant and equipment was $1,848,000, $1,712,000 and $1,565,000 for 1996, 1995 and 1994, respectively.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicated that the carrying value may not be recoverable. The Company evaluates long-lived assets for impairment by individual business unit. The cumulative effect resulting from the adoption of SFAS 121 in 1996 was immaterial.

e.  Amortization of excess of cost over fair value of assets acquired

The excess of cost over fair value of assets acquired is being amortized over 40 years on a straight-line basis. The accumulated amortization at December 31, 1996 and 1995 was $199,000 and $175,000 respectively. The Company's policy is to record an impairment loss against the net unamortized cost in excess of net assets of businesses acquired in the period when it is determined that the carrying amount of the asset may not be recoverable. An evaluation is made at each balance sheet date (quarterly) and it is based on such factors as the occurrence of a significant change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset.

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

h.  Per share information

Primary and fully diluted earnings per share are computed based upon the weighted average number of common shares outstanding during each year after adjustment for any dilutive effect of the Company's 10.375% subordinated debentures and stock options and excluding the weighted average number of redeemable common shares outstanding (See Note 9). Interest on the subordinated debentures, when dilutive, net of applicable taxes, is added to net income for the purpose of computing earnings per share. In 1994, accretion of discount of $45,000 on redeemable common stock was deducted from net income and income before extraordinary gain for the purpose of computing earnings per share. Subordinated debentures are anti-dilutive for each of the years ended December 31, 1996, 1995 and 1994. A portion of the stock options are dilutive for each of the years ended December 31, 1995 and 1994.



In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted; however, restatement of all prior-period earnings per share data is required upon adoption. The impact of adopting SFAS 128 on the Company's earnings per share data has not yet been determined.

i.  Fair Value of Financial Instruments

In 1995, the Company adopted Statement of Financial Accounting Standards #107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The carrying amount reported in the consolidated balance sheets at December 31, 1996 for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amount of the Company's notes receivable and long-term debt approximate fair value because the underlying instruments reprice frequently. The fair value of the Company's convertible subordinated debentures is based on quoted market prices and at December 31, 1996 was approximately $10 million.

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


2.  Inventories  (In thousands)
                                                           December 31,
                                                          1996         1995

            Raw materials                               $3,979       $4,326
            Finished goods and work in process           3,364        4,744
            Total                                       $7,343       $9,070











3.  Accrued Expenses and Other Current Liabilities  (In thousands)

                                                           December 31,
                                                          1996         1995

Allowance for litigation contingencies                  $  201       $  201
Current portion of long-term debt                          901          993
Accrued interest on debt                                    57          293
Accrued research and development                             0          135
Accrued legal and audit fees                               112          168
Accrued payroll and related liabilities                    400          197
Financed insurance premiums                                192          164
Other                                                      269          311
Total accrued expenses and other current liabilities    $2,132       $2,462


4.  Long-Term Debt

The Company's long-term debt balances are as follows (in thousands):

                                                           December 31,
                                                          1996         1995

  10.375% convertible subordinated debentures,
    due April 15, 1991 through April 15, 1999          $11,000      $12,500
  Less debentures purchased to meet
    sinking fund requirements                              599          757
  Subtotal 10.375% convertible subordinated debentures  10,401       11,743
  Less current portion                                     901          743
  Total 10.375% convertible subordinated debentures    $ 9,500      $11,000

  Long-term line of credit payable                     $ 4,582      $ 3,923
  Long-term bank debt term loan                          1,500        1,750
  Other long-term debt                                       0          200
  Subtotal other long-term debt                          6,082        5,873
  Less curent portion (bank debt term loan)                  0          250
  Total other long-term debt                           $ 6,082      $ 5,623


Interest on the debentures is payable semi-annually. The debentures are subject to redemption through a sinking fund whereby the Company is required to redeem at face value $1,500,000 of the debentures each April 15, from 1991 through 1998. The balance is due on April 15, 1999. The debentures are convertible into shares of the Company's common stock at $19.52 per share and are redeemable in whole or in part at par. During 1996, 1995 and 1994, the Company repurchased debentures with a face amount of $1,511,000 in market transactions and called for redemption $2.1 million to meet sinking fund requirements. The Company satisfied the 1996 sinking fund requirement by application of $.8 million of debentures previously repurchased, of which $.1 million were purchased in 1996, and by the Company's redemption of an additional $.7 million of debentures. In market transactions throughout the twelve months of 1996, the Company purchased $.2 million principal amount of its subordinated debentures for $.2 million and at June 30, 1996, the Company called for redemption $.4 million of its subordinated debentures. The Company has elected to satisfy the 1997 sinking fund requirement by application of $.5 million of debentures previously repurchased or redeemed and by calling for redemption of the remaining $1 million. Subsequent to the end of the year, through February 28, 1997, the Company purchased in market transactions $13,000 principal amount of its 10.375% convertible subordinated debentures for $12,834.




The terms of the indenture relating to the debentures restrict the Company's ability to pay cash dividends and/or repurchase its capital stock pursuant to a formula based upon the consolidated net income of the Company and other factors. Under the formula, at December 31, 1996, no amount was available for the payment of dividends and/or the repurchase of capital stock.

The Company's $6.0 million long-term line of credit and the $1,750,000 term loan from The First National Bank of Maryland ("First National") had been scheduled to expire October 15, 1997 and November 15, 2000, respectively. Borrowings under the line of credit and term loan were collateralized by a pledge of substantially all of the assets of the Company and its subsidiaries with the exception of real estate. They were subject to various financial covenants which, among other things, required the Company to maintain specified ratios of debt to tangible net worth and fixed charge coverage, and minimum levels of tangible net worth and limits on capital additions. At December 31, 1996, the Company was not in compliance with certain covenants. The borrowing base was limited to the sum of 80% of eligible accounts receivable and 35% of eligible inventory. At the Company's option, borrowings under the line would bear interest at the lender's prime rate or the London Inter-Bank Offer Rate, as amended. The weighted average interest rate was 7.4% at December 31, 1996. In addition, the Company paid a facility fee of 1/4 of 1% on the amount of the unused credit facility. Borrowings under the term loan would bear interest at the lender's prime rate plus .375%, unless Pacific elected otherwise in accordance with the loan documents. The interest rate was 8.1% at December 31, 1996.

Annual maturities of long-term debt for each of the five years following December 31, 1996 are as follows:


                         Convertible      Line of
                         Subordinated     Credit          Term
      Year               Debentures(1)    Payable(2)     Loan (2)

      1997                 $   901           $4,582       $1,150
      1998                   1,500                0            0
      1999                   8,000                0            0
      2000                       0                0            0
      2001                       0                0            0
      Subtotal              10,401            4,582        1,150

      Less:
       Current portion         901                0            0
      Total                $ 9,500           $4,582       $1,150



Note: (1)   Amounts shown are net of face value of repurchased
            debentures and assume application of such debentures to meet, in part, sinking fund requirements for 1997.

      (2) The term loan required quarterly principal payments commencing with $62,500 in February 1996, increasing to $87,500 in 1997 and $95,833 from 1998 through
            November 2000. The First National line of credit and term loan are classified as long-term at December 31, 1996 because the Company had the ability and intent to refinance them on a long term basis with a new credit facility provided by IBJ Schroder Bank & Trust Company ("IBJS") in January 1997.






In January 1997, the Company replaced the $6,000,000 line of credit and $1,750,000 term loan from First National with an up to $15,000,000 senior secured financing from IBJS. The new credit facility is comprised of up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. Advances on the term loan are limited to $4,000,000 until such time as the litigation between Hercon Laboratories and Key Pharmaceuticals, Inc. is resolved in such a way as to be immaterial on the future operations of the Company. The line of credit's borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory. Borrowings under the new facility are collateralized by a pledge of substantially all of the assets of the Company. The Company will pay a facility fee of 3/8 of 1% on the amount of the unused available financing facility (See Note 18).


5.  Supplemental Pension Agreements

In April 1995, Health-Chem entered into five-year Employment Agreements with each of Marvin M. Speiser and Robert D. Speiser which entitle them to receive upon retirement on or after January 1, 2000, in the case of Marvin M. Speiser, and on or after January 1, 2010, in the case of Robert D. Speiser, an annual supplemental pension benefit equal to 60% of such executive's final base salary, which for this purpose will be the highest nominal annual salary paid to him during his employment. The supplemental pension will be payable for a period of ten (10) years beginning on the retirement date, or if later, the January 1 following termination of employment. In the event of termination of employment prior to the retirement date, the amount of the supplemental pension payable on that date will be prorated based on the period of employment from December 31, 1994 to the date of termination. No proration will be applied, however, if the executive's employment is involuntarily terminated. An actuarially reduced supplemental pension benefit may be paid if the benefit is commenced upon termination of employment prior to the retirement date. For the year ended December 31, 1996 and 1995 the related pension accrual in the amount of $930,000 and $399,000 have been recorded in other long-term liabilities on the Consolidated Balance Sheets.

Net pension cost included in the operating results for fiscal year ended December 31, 1996 consisted of the following components:

                                            1996      1995

Service costs                               $ 76      $ 50
Interest costs                               134       107
Net amortization                             321       242
Net pension cost                            $531      $399

The supplemental pension agreements currently are not funded. The status of these plans at December 31, 1996 is as follows:

Accumulated benefit obligations          $<1,758>  $<1,515>
Projected benefit obligation              <2,120>   <2,194>
Plan assets in excess of projected
 obligation                               <2,120>   <2,194>
Unrecognized prior service cost            1,190    <1,795>
Accrued pension cost                     $<  930>  $<  399>


The assumed discount rate used in determining the accumulated benefit obligation was 7% for 1996.






6.  Employee Benefit Plan

All permanent, full-time non-union employees of the Company are eligible to participate in Health-Chem's 401(k) Plan (the "Plan") following six months of employment. The Plan allows eligible employees to defer up to 20% of their income on a pre-tax basis through contributions to the Plan. The Company may contribute for each participant a matching contribution equal to a percentage of the elective contributions made by the participants. The decision to make matching contributions and the amount of such contributions will be made each year by the Company. These Company matching contributions were $64,000, $59,000, and $61,000 in 1996, 1995 and 1994, respectively.


7.  Commitments

The Company leases office space in New York City and three production/warehouse facilities in Los Angeles. Minimum rental commitments required under non-cancelable operating leases having a term of more than one year as of December 31, 1996 were as follows (in thousands):

                  Year                     Amount
                  1997                        476
                  1998                        433
                  1999                         84
                 Total                     $  994

Rent expense was $511,000, $502,000 and $424,000 in 1996, 1995 and 1994,
respectively.

At December 31, 1996, commitments under employment arrangements aggregated $2,427,000 through 2000. Certain employees were provided bonuses based upon defined earnings or the attainment of certain sales levels, which amounted to $201,000 and $416,000 in 1996 and 1994, respectively. Based on these criteria, no bonuses were earned in 1995.


8.  Litigation


(a) In August 1995, Key Pharmaceuticals, Inc., a subsidiary of Schering-Plough Corporation ("Key"), commenced an action against Hercon Laboratories in the United States District Court for the District of Delaware alleging that Hercon Laboratories' submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon Laboratories' transdermal nitroglycerin products, for which Hercon Laboratories is awaiting FDA approval, constitutes infringement of Key's patent for its Nitro-Dur(R) products. Key seeks certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. In its answer, Hercon Laboratories denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon Laboratories has not infringed and does not infringe any claim of the patent. Hercon Laboratories has counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. Following extensive discovery, a non-jury trial was completed on October 10, 1996. All post-trial briefs were filed in December 1996 and the Company is awaiting decision by the Court. Costs of this litigation have adversely affected profitability in 1996. Management continues to believe that Key's claims are without merit.







(b) In October 1995, Gershon Yormack, a stockholder of the Company, initiated an action against the Company, its directors and Transderm in the Delaware Chancery Court (New Castle County) in which he sought injunctive and declaratory relief with respect to certain options to purchase Transderm common stock granted to each of Marvin M. Speiser, the Company's Chairman of the Board and President, and Robert D. Speiser, the Company's Executive Vice President. Pursuant to Employment Agreements entered into in April 1995, in November 1995 the Company caused Transderm to issue an option to purchase shares of Transderm's common stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser. The plaintiff alleges that this exercise price, which is the same per share price as the subscription price for Transderm common stock offered by the Company to stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995) was substantially less than the fair market value of such Transderm common stock. Management believes that the claims are without merit and intends to defend the action vigorously.

(c) In May 1996, Herman Rovner and Bruce Nicholl, two stockholders of the Company, commenced a class and derivative action against the Company, its directors, and a former director in the Delaware Chancery Court (New Castle County). The complaint alleged that the defendants breached their fiduciary duties insofar as the transactions under a Stock Purchase Agreement entered into between the Company and Marvin M. Speiser in March 1996 would unfairly benefit Mr. Speiser to the detriment of the other stockholders and violate the terms of a 1991 Chancery Court order under which a derivative action was settled.

Plaintiffs sought expedited proceedings and preliminary injunctive relief. In July 1996, after a hearing, the Vice Chancellor denied the plaintiffs' motion for a preliminary injunction on the basis that the plaintiffs failed to show irreparable harm or the likelihood of establishing that the 1991 Chancery Court order was violated. Later in July 1996, the Delaware Supreme Court denied the plaintiff's interlocutory appeal of the Vice Chancellor's decision.

For a description of the transactions effected pursuant to the Stock Purchase Agreement, see Note 9 below. The plaintiffs may still seek money damages after a trial on the merits. No trial date has been established. The Company continues to believe that the allegations in the complaint are without merit.


9.  Redeemable Common Stock and Stock Purchase Agreement/Rights Offering

On July 15, 1994, the Company exercised its option to purchase 525,000 shares of the Company's Common Stock, par value $.01 per share, at $2.00 per share, from National Union Fire Insurance Company of Pittsburgh, PA. These shares are included in treasury stock and had previously been classified as Redeemable Common Stock.

In compliance with certain restrictive covenants under the indenture governing the Company's 10.375% convertible subordinated debentures due April 15, 199, the Company paid for the 525,000 shares from the proceeds of the substantially concurrent sale of 575,000 shares of the Company's treasury stock at $2.00 per share, to Marvin M. Speiser pursuant to a stock purchase and option agreement ("1994 Option Agreement")

The effect of the above transactions on the financial position of the Company was a reduction of redeemable common stock of $1,050,000 and a net increase in stockholders' equity of $1,112,000.



In September 1996, the Company issued 952,520 shares of its Common Stock, at $1.10 per share, pursuant to a subscription rights offering of up to 1,320,000 shares registered under the Securities Act (the "Rights Offering"). The Rights Offering was effected in accordance with the Stock Purchase Agreement referenced in Note 8(c). Substantially all of the proceeds of this Rights Offering were used to pay the exercise price (at $1.0816 per share) of an equal number of shares acquired from Marvin M. Speiser upon the exercise of the Company's repurchase rights under the 1994 Option Agreement and an option agreement entered into in 1991. Of the total of 1,782,689 shares subject to repurchase by the Company, 952,520 shares were purchased, 512,763 shares were retained by Mr. Speiser free of the Company's repurchase rights, as the deemed exercise of his pro rata subscription rights, and 317,406 remain subject to the Company's repurchase rights under the option agreements.

10.  Stockholders' Equity

a.  A summary of the changes in shares of common and treasury stock is as follows:
                                                   Treasury Stock
                                  Common     Convertible        Common
                                  Stock      Special Stock      Stock


    Balance at 1/1/95          7,980,424           738,667    6,490,632

    Stock options exercised        2,000                 0            0

    Balance at 12/31/95        7,982,424           738,667    6,490,632

    Balance at 12/31/96        7,982,424           738,667    6,490,632


b.  Convertible special stock

The convertible special stock has the same rights as common stock except that it is nonvoting. Each share is convertible into 1 1/3 shares of the Company's common stock. The conversion rate is subject to change under certain circumstances. No shares of convertible special stock are outstanding.

c.  Reserved shares
                                                            Number of
        Purpose of Reservation                               Shares

    Conversion of convertible special stock                   984,889
    Stock option plans                                      1,231,000
    Conversion of 10.375% convertible
      subordinated debentures                                 532,838
    Total reserved shares                                   2,748,727

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

Health-Chem Corporation

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

On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for options granted under the plans.

A summary of the status of the Company's plans as of December 31, 1996, 1995 and 1994 and changes during the years ended on those dates is presented below:


                               1996               1995               1994


                                 Weighted           Weighted          Weighted
                                 Average            Average           Average
                                 Exercise           Exercise          Exercise
                          Shares   Price    Shares    Price    Shares   Price


Outstanding at beginning
of year                  615,000    $4.53  697,600     $4.97  600,700    $5.75

Granted                        0                 0            179,000    $3.25

Exercised                      0            <2,000>    $2.50        0

Forfeited
 Price @ $9.125-$11.125        0           <69,600>    $9.14   <6,500>   $9.64
 Price @ $6.625-$7.25          0                 0            <67,600>   $7.00
 Price @ $4.38-$5.25      <3,000>   $5.25        0             <3,000>   $4.81
 Price @ $3.25-$3.75     <44,500>   $3.48  <11,000>    $3.52   <5,000>   $3.45
 Price @ $2.50           <10,000>   $2.50        0                  0
   Total Forfeited       <57,500>          <80,600>           <82,100>

Outstanding at end
 of year                 557,500    $4.65  615,000     $4.53  697,600    $4.97

Options exercisable
 at year-end             397,600           343,800            329,600


The following table summarizes information about the Plan's stock options outstanding at December 31, 1996:


                       Options Outstanding              Options Exercisable

                           Weighted-
                            Average     Weighted-                 Weighted-
Range of       Number      Remaining     Average      Number       Average
Exercise    Outstanding   Contractual   Exercise    Exercisable   Exercise
 Prices     at 12/31/96      Life         Price     at 12/31/96     Price

$10.25           88,000      .3 years      $10.25        88,000      $10.25
$ 5.25           91,000      .9 years      $ 5.25        91,000      $ 5.25
$ 2.50          108,000     5.4 years      $ 2.50        86,000      $ 2.50
$ 3.25 -
$ 3.75          270,500     6.9 years      $ 3.48       132,600      $ 3.53

Total           557,500                                 397,600



Transderm Laboratories Corporation

Pursuant to the five-year Employment Agreements referred to in Note 5, on November 13, 1995, the Company caused Transderm to enter into stock option agreements with Robert D. Speiser and Marvin M. Speiser allowing each of them to purchase 5,000,000 shares of Transderm's common stock at $.10 per share, which was the per share subscription exercise price in Transderm's initial public offering effected pursuant to the Plan of Reorganization and Asset Exchange Agreement referred to in Note 1a. The options are exercisable in full commencing November 13, 1996, each such option representing ten percent (10%) of the outstanding common stock of Transderm on a fully-diluted basis.

In April 1996, Transderm adopted the 1996 Performance Equity Plan ("Transderm Plan") which was designed to attract and retain employees of the highest caliber, to provide increased incentive for officers and key employees and to continue to promote the well-being of Transderm. Pursuant to the Transderm Plan, up to an aggregate of 2,000,000 shares of Transderm's Common Stock were made available for the granting of stock or stock related incentive awards. During 1996, the Company entered into stock option agreements with three officers and key employees allowing them to purchase up to an aggregate of 1,400,000 shares under the Transderm Plan. The Company has reserved 1,400,000 shares of Common Stock pursuant to these stock option agreements.

In accordance with the Company's adoption of SFAS 123, no compensation cost has been recognized for options granted under the Transderm Plan. Had compensation cost for the Transderm Plan been determined based on the fair value at the grant dates for awards under the Transderm Plan consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below.

                                                 1996          1995

Net loss                     As reported     $<1,322,000>   $ <290,000>
                             Pro forma       $<2,033,000>   $ <432,000>

Primary and fully diluted    As reported          $<0.17>       $<0.04>
loss per share               Pro forma            $<0.25>       $<0.05>







The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively; no dividend yield for both years; expected volatility of 100% for both years; risk-free interest rates of 6.11% and 5.86%; and expected lives of seven years for both the 1996 and 1995 option grants.

A summary of the status of the Transderm Plan as of December 31, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                 1996                         1995


                                 Weighted-Average             Weighted-Average
                        Shares    Exercise Price     Shares    Exercise Price

Outstanding at
 beginning of year    10,000,000      $0.10                 0      $0

Granted                1,400,000       0.125       10,000,000       0.10

Exercised                      0       0                    0       0

Forfeited                      0       0                    0       0

Outstanding at end
 of year              11,400,000       0.103       10,000,000       0.10

Options exercisable
 at year-end          10,000,000                            0

Weighted-average
 fair value of
 options granted
 during the year          $0.106                       $0.085



The following table summarizes information about the Transderm Plan stock options outstanding at December 31, 1996:


                    Options Outstanding                  Options Exercisable


                           Weighted-
                            Average      Weighted-                   Weighted-
Range of     Number        Remaining      Average       Number        Average
Exercise   Outstanding    Contractual     Exercise    Exercisable     Exercise
 Prices    at 12/31/96       Life          Price      at 12/31/96      Price


$0.10-      11,400,000     9.0 years      $0.103       10,000,000      $0.10
$0.125









12.  Taxes on Income  (In thousands)
                                                     Year Ended December, 31,
                                                       1996     1995     1994
Taxes on income include provision <benefit> for:
  Federal income taxes                               $ <767>  $ <105>  $  680
  State and local income taxes                         <128>      63      167
   Total                                             $ <895>  $  <42>  $  847

Taxes on income are comprised of:
  Currently payable <receivable>                     $  <55>  $  236   $  414
  Deferred <benefit> payable                           <840>    <278>     433
   Total                                             $ <895>  $  <42>  $  847

Charged <credited> to:
  Income before extraordinary gain                   $ <898>  $  <45>  $  844
  Extraordinary gain on repurchase of debentures          3        3        3
   Total                                             $ <895>  $  <42>  $  847


A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                     Year Ended December, 31,
                                                       1996     1995     1994

  Tax provision <benefit> at statutory rate        $  <755>  $  <107>  $  771
  Increase <decrease> resulting from:
   State and local taxes, net of federal tax benefit   <36>       13      128
   Proceeds from officer's life insurance                0         0      <81>
   Recognition of tax loss and tax credit
     carryforwards (not previously recognized)         <51>        0       <7>
   Intangibles and officers' life insurance premiums    15        20       14
   Settlement of state tax assessments                 <69>        0        0
   Reversal of valuation allowance                     <25>        0        0
   Other                                                26        32       22
  Tax <benefit> provision                          $  <895>   $  <42>  $  847



At December 31, 1996 and 1995, the deferred tax assets and liabilities result from the following temporary differences and carryforwards:

                                                      1996     1995

Deferred tax assets:
  Net operating and other tax loss
   carryforwards                                    8,733     8,730
  Tax credit carryforwards                            693       709
  Provision for litigation contingencies               99       189
  Allowances for bad debts                            303       285
  Inventory reserves                                  158       207
  Capitalization of overhead costs as
   inventory in accordance with tax laws              150       187
  Retirement benefits                                 435       187
  Other                                                29        21
     Total deferred tax assets                     10,600    10,515

Deferred tax liabilities:
  Accelerated depreciation                           <902>   <1,097>
  Other                                                 0       <65>
Total deferred tax liabilities                       <902>   <1,162>
Net deferred tax asset before valuation
 allowance                                          9,698     9,353
Valuation Allowance                                <8,469>   <8,730>
     Total deferred tax assets and
      liabilities net                            $  1,229  $    623

At December 31, 1996, the net deferred tax asset was comprised of a current asset of $554,000 and a non-current asset of 675,000. The net deferred tax liability at December 31, 1995 is comprised of a current asset of $631,000 partially offset by a non-current liability of $8,000. These amounts are included in deferred income taxes and income taxes payable in the consolidated balance sheets as of December 31, 1996 and 1995. For the year ended December 31, 1996 the valuation allowance decreased by $261,000 and total assets and liabilities net of the valuation allowance increased $606,000 primarily as a result of generating a federal net operating loss for the current year and changes in temporary differences. In 1995, the leveraged lease term expired thus reversing the remaining deferred tax liabilities and related reserves.

At December 31, 1996, the Company had approximately $15 million of net operating loss carryforwards for federal income tax purposes which expire in various years from 2000 through 2007 and tax credit carryforwards that expire in various years from 1996 through 2008. The Company also had net operating loss carryforwards in various states in which the Company and its subsidiaries operate which are available to absorb allocated portions of future taxable income for state tax purposes. The state operating loss carryforwards expire from 1997 through 2011. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes the deferred tax asset net of a valuation allowance is an amount that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


13.  Interest Expense - Net  (In thousands)

                                                   Year ended December 31,
                                                 1996      1995      1994
     Interest expense                          $1,700    $1,646   $ 1,605
     Interest income                             <181>     <175>     <178>
     Capitalized interest                        <256>     <120>      <83>

     Total interest expense - net              $1,263    $1,351   $ 1,344


14.  Extraordinary Gain

The Company's Board of Directors has authorized the repurchase (subject to certain bank credit facility restrictions) of up to $12 million in principal amount of the Company's 10.375% convertible subordinated debentures to be used to satisfy redemption requirements which began in April 1991. As of December 31, 1996, $7,486,000 principal amount of debentures had been repurchased in market transactions and $2,113,000 were called for redemption. Extraordinary gains on the repurchase of debentures during 1996, 1995 and 1994 have been recognized as follows (in thousands):

                                                    1996      1995     1994

   Extraordinary gain from repurchase of
     subordinated debentures before taxes          $   8     $  10    $   8
   Tax provision (See Note 12)                        <3>       <3>      <3>
   Extraordinary gain from repurchase of
     subordinated debentures                       $   5     $   7    $   5







15.  Segment Information and Foreign Sales

The Company's operations consist of a single dominant segment which manufactures and distributes several products. These products are related mainly by manufacturing processes requiring lamination of materials and usually involve common technological features such as the slow timed release of various substances. Most products are wholesaled through distributors or to other manufacturers.

Foreign sales, consisting primarily of sales to European countries, were $2.4 million or 5% of sales in 1996. In each of 1996, 1995 and 1994, foreign sales were less than 10% of total revenues.

In 1996, 1995 and 1994, sales of transdermal nitroglycerin patches to Mylan Laboratories Inc., a former distributor of the Company, accounted for approximately 10%, 14% and 12% of consolidated net sales, respectively. In August 1996, Mylan obtained approval from the United States Food and Drug Administration for the manufacture and sale of its own nitroglycerin patches which now compete with the Company's nitroglycerin patches.

16.  Related Party Transactions

The consolidated financial statements include the following items applicable to related parties (in thousands):
                                                       December 31,
  Balance Sheets:                                     1996      1995

  Receivable from director and executive officer
    included in other current assets (1995 balance
    repaid in September 1996)                         $311      $254

  10.375% convertible subordinated debentures
    held by directors and executive officers           427       467

  Stockholder notes receivable arising from
    exercise of stock options                          148       148

                                                     Year ended December 31,
  Income Statements:                                  1996      1995     1994

  Management fees - charged to selling,
    general and administrative expense                $  0      $ 20     $ 60

  Interest expense - net                                14        36       54


17.  Minority Interest

A former president of Hercon Laboratories maintains a 1.5% interest in Hercon Laboratories and Hercon Environmental. Equity in Hercon Environmental has generated a $12,000 minority interest.


18.  Subsequent Event

On January 9, 1997, the Company obtained an aggregate of up to $15,000,000 in senior secured financing from IBJS, individually and as agent for various other financial institutions. Pursuant to a Revolving Credit Term Loan and Security Agreement dated as of January 9, 1997 (the "Loan Agreement"), the Company will be provided with up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. The revolving credit line will bear interest at the Bank's prime rate and the term loans will bear interest at the Bank's prime rate plus .375%. The financing is secured by a pledge of substantially all the assets of the Company and its subsidiaries.



Proceeds from borrowings under the Loan Agreement have been used by the Company to repay outstanding indebtedness under an aggregate $7,750,000 million facility with comparable terms with The First National Bank of Maryland and will also be used to repurchase, repay and/or redeem up to $7,000,000 of the Company's 10 3/8% Convertible Subordinated Debentures due April 15, 1999, as market conditions warrant, and for general working capital purposes.

The Company will pay a facility fee of 3/8 of 1% on the amount of the unused available financing facility. The borrowing agreement, which expires on January 9, 2002, contains various covenants which, among other things, require the Company to maintain specified ratios of debt to tangible net worth and fixed charge coverage, and minimum levels of tangible net worth and limits capital additions.


19. Quarterly Financial Information (Unaudited) (In thousands except per share data)

                    4th     3rd     2nd    1st    4th     3rd     2nd     1st
                   Qrtr.   Qrtr.   Qrtr.  Qrtr.  Qrtr.   Qrtr.   Qrtr.   Qrtr.
                   1996    1996    1996   1996   1995    1995    1995    1995


Net sales       $ 9,727  11,580  13,109 13,149  10,535  13,012  11,977  11,020

Gross profit    $ 2,161   3,614   3,952  3,916   3,257   4,111   2,633   3,279

<Loss> income
  before
  extraordinary
  gain          $<1,140>   <266>   <141>   220     <44>    269    <544>     22


Extraordinary gain
  <loss>             1       0       0      4       4       2      <3>      4

NET <LOSS>
 INCOME        $<1,139>   <266>   <141>   224     <40>    271    <547>     26


Earnings per common share (primary & fully diluted):

<Loss> income
  before
  extraordinary
  gain          $  <.14>   <.03>   <.02>   .03    <.01>    .03    <.07>    .00


Extraordinary gain
  <loss>            .00     .00     .00    .00     .00     .00     .00     .00

NET <LOSS> INCOME
  PER SHARE     $  <.14>   <.03>   <.02>   .03    <.01>    .03    <.07>    .00





FORM 10-K                                                           PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information responsive to this item is incorporated by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

The information responsive to this item is incorporated by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information responsive to this item is incorporated by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information responsive to this item is incorporated by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1997.




FORM 10-K                                                            PART IV





ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         PAGE
(a)  1.  FINANCIAL STATEMENTS

Reports of Independent Accountants                                      17-18

Consolidated Balance Sheets-December 31, 1996 and 1995                  19-20

Consolidated Statements of Operations
  Years Ended December 31, 1996, 1995 and 1994                             21

Consolidated Cash Flow Statements
  Years Ended December 31, 1996, 1995 and 1994                          22-23

Consolidated Statements of Stockholders' Equity
  Years Ended December 31, 1996, 1995 and 1994                             24

Notes to Consolidated Financial Statements                              25-40

(a)  2.  FINANCIAL STATEMENT SCHEDULES

Schedule II -  Valuation and Qualifying Accounts and Reserves              46


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

10.1    The 1980 Stock Option Plan.  Incorporated herein by reference to
        Exhibit 10.1 to Form S-8 as filed with the Commission on March 1,
        1983.

10.2 Amendment to the 1980 Stock Option Plan as approved by the Company's Board of Directors on December 30, 1987. Incorporated herein by reference to Exhibit No. 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.3 The 1986 Stock Option Plan as approved by the Company's Stockholders on April 26, 1986 and as amended by the Company's Board of Directors on December 30, 1987. Incorporated herein by reference to Exhibit No.
        10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

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

10.6(c) Second Modification Agreement dated as of October 11, 1995 by and between the Company, Hercon Laboratories, Herculite, Pacific, Hercon Environmental and Transderm. Incorporated herein by reference to
        Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1995. (Commission File No. 1-6787).

10.6(d) Master Modification Agreement dated as of June 30, 1996 by and between
        First National, Marvin M. Speiser, the Company, Pacific, Hercon Laboratories, Herculite, Hercon Environmental and Transderm. Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996.

10.7 Stipulation and Agreement of Compromise and Settlement dated March 15, 1991 and amended on June 7, 1991 with respect to Delaware
        Stockholders' Derivative Action.  Incorporated herein by reference to
        Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.8 Lease Agreement between Herculite and WORCO dated August 17, 1994. Incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.9 Amended and Restated Option Agreement, dated as of August 30, 1991, by and between Marvin M. Speiser and the Company. Incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.10 Stock Purchase and Option Agreement by and between Marvin M. Speiser and the Company dated July 15, 1994. Incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the Commission on July 25, 1994.

10.11(a) Stock Purchase Agreement dated as of March 29, 1996 by and between Marvin M. Speiser and the Company. Incorporated herein by reference to Exhibit 4.1 to the Company's
         Registration Statement on Form S-3 No. 333-02411 filed with the Commission on April 10, 1996.

10.11(b) First Amendment to Stock Purchase Agreement dated as of June 28, 1996 by and between Marvin M. Speiser and the Company. Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996.

10.11(c) Second Amendment to Stock Purchase Agreement dated as of September
         17, 1996 by and between Marvin M. Speiser and the Company. Incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1996.

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

10.15 Stock Option Agreement between Transderm and Marvin M. Speiser dated November 13, 1995. Incorporated herein by reference to Exhibit 10.3 to Transderm's Annual Report on Form 10-K for the year ended December 31, 1995.

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

10.22 Revolving Credit, Term Loan and Security Agreement dated as of January 9, 1997 by and between the Company, Herculite, Hercon Environmental, Pacific, Hercon Laboratories and Transderm and IBJ Schroder Bank & Trust Company. Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated January 22, 1997.

21      Subsidiaries of the Registrant.  Filed herewith on page 48.


(b) REPORTS ON FORM 8-K

During the quarter ended December 31, 1996 the Company did not file any reports on Form 8-K:




                                    HEALTH-CHEM CORPORATION
                                          SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                        (In thousands)

                                                            Additions
                                                Balance at  Charged to  Deductions   Balance
                                                Beginning   Costs and      from       at End
                                                 of Year    Expenses    Allowances   of Year


Year ended December 31, 1996:
 Allowance for doubtful accounts receivable     $    260    $   181     $  135 (A)   $   306
 Allowance for litigation contingencies              201          0          0           201
 Allowance for inventory valuation                   487          0         94 (C)       393
 Valuation allowance for notes receivable             36          0          0            36


Year ended December 31, 1995:
 Allowance for doubtful accounts receivable     $    286    $   154     $  180 (A)   $   260
 Allowance for litigation contingencies              201          0          0           201
 Allowance for inventory valuation                   591        594        698 (C)       487
 Valuation allowance for notes receivable             36          0          0            36


Year ended December 31, 1994:
 Allowance for doubtful accounts receivable     $    274    $    79     $   67 (A)   $   286
 Allowance for litigation contingencies              280          0         79 (B)       201
 Allowance for inventory valuation                   618        395        422 (C)       591
 Valuation allowance for notes receivable             36          0          0            36





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

Date:  March 27, 1997



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


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following Directors on behalf of the Registrant on the dates indicated:



/s/ Martin Benis                           /s/ Eugene Roshwalb
Martin Benis        March 27, 1997         Eugene Roshwalb     March 27, 1997


/s/ Steven Bernstein                       /s/ Bruce M. Schloss
Steven Bernstein    March 27, 1997         Bruce M. Schloss    March 27, 1997


/s/ Matthew Goldstein                      /s/ Marvin M. Speiser
Matthew Goldstein   March 27, 1997         Marvin M. Speiser   March 27, 1997


/s/ Samuel R. Goodson                      /s/ Robert D. Speiser
Samuel R. Goodson   March 27, 1997         Robert D. Speiser   March 27, 1997


/s/ Paul R. Moeller                        /s/ Milton Y. Zussman
Paul R. Moeller     March 27, 1997         Milton Y. Zussman   March 27, 1997


