Form 10-Q
period 1997-03-31
HEALTH CHEM CORP
filed 1997-05-15
CIK 46428

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                  FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1997     Commission File Number   1-6787




                             HEALTH-CHEM CORPORATION
           (Exact name of registrant as specified in its charter)



       Delaware                                        13-2682801
(State of Incorporation)                 (I.R.S. Employer Identification No)



         1212 Avenue of the Americas, 24th Floor, New York, NY 10036
                  (Address of principal executive offices)



                Registrant's Telephone Number:  212-398-0700



The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.


As of April 30, 1997, 7,982,424 shares of Common Stock, $.01 Par Value, were outstanding.

                              HEALTH-CHEM CORPORATION                  Part I
                      CONSOLIDATED BALANCE SHEETS (Unaudited)          Item 1
                                   (In thousands)                      Page 2


                                                    March 31,   December 31,
ASSETS                                                1997          1996
CURRENT ASSETS
  Cash and cash equivalents                           $   277       $   134
  Accounts receivable, net                              5,399         5,337
  Inventories (Note 3)                                  7,169         7,343
  Deferred taxes-current                                  588           554
  Other current assets                                  1,410         1,285
      Total Current Assets                             14,843        14,653

PROPERTY, PLANT & EQUIPMENT
  Land and buildings                                    5,713         5,713
  Other Property, Plant & Equipment                    23,978        23,788
      Total Property, Plant & Equipment                29,691        29,501
  Less accumulated depreciation & amortization         16,338        15,934
      Net Property, Plant & Equipment                  13,353        13,567

NON-CURRENT ASSETS
  Notes receivable                                      1,125         1,200
  Cash surrender value of life insurance policies       1,402         1,402
  Excess of cost over fair value of assets acquired       700           706
  Deferred taxes-non-current                            1,170           675
  Other non-current assets                                301           210
      Total Non-Current Assets                          4,698         4,193
TOTAL ASSETS                                          $32,894       $32,413

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $ 4,712       $ 5,026
  Accrued expenses and other current liabilities        2,473         2,132
  Income taxes payable                                    568           568
      Total Current Liabilities                         7,753         7,726

LONG-TERM LIABILITIES
  10.375% Convertible Subordinated Debentures           9,500         9,500
  Long-term debt                                        7,417         6,082
  Other long-term liabilities                           2,116         1,949
  Minority Interest                                        11            12

STOCKHOLDERS' EQUITY
  Convertible special stock                                 7             7
  Common stock                                            145           145
  Additional paid in capital                           18,286        18,286
  Less stockholder notes receivable                      <148>         <148>
  Accumulated deficit                                  <4,510>       <3,463>
      Subtotal                                         13,780        14,827
  Less treasury stock                                  <7,683>       <7,683>
      Total Stockholders' Equity                        6,097         7,144
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $32,894       $32,413



See Notes to Consolidated Financial Statements.



                             HEALTH-CHEM CORPORATION                   Part I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                      (In thousands, except per share amounts)         Page 3



                                                      For The Three Months
                                                          Ended March 31,
                                                         1997          1996
REVENUE:
  Net sales                                           $ 8,743       $13,149
  Cost of goods sold                                    6,871         9,233
    Gross profit                                        1,872         3,916

OPERATING EXPENSES:
  Selling, general and administrative expense           2,317         2,373
  Legal expense                                           107           305
  Research and development expense                        744           691
  Net interest expense                                    384           398
    Total operating expenses                            3,552         3,767

<LOSS> INCOME FROM OPERATIONS                          <1,680>          149
  Other income - net                                      101            83

<LOSS> INCOME FROM OPERATIONS BEFORE TAXES AND
MINORITY INTEREST                                      <1,579>          232
  Income tax <benefit> provision                         <530>           12

<LOSS> INCOME BEFORE MINORITY INTEREST                 <1,049>          220
  Minority Interest in earnings of subsidiary               1             0

<LOSS> INCOME BEFORE EXTRAORDINARY GAIN                <1,048>          220
  Extraordinary gain from repurchase of debentures          1             4

NET <LOSS> INCOME                                     $<1,047>      $   224



Earnings per common share (primary & fully diluted)
(Note 4):

  <Loss> income before extraordinary gain             $  <.13>      $   .03
  Extraordinary gain from repurchase of debentures        .00           .00

NET <LOSS> INCOME PER SHARE                           $  <.13>      $   .03


Average number of common and common equivalent
  shares outstanding (primary & fully diluted)
  (Note 4):                                             7,982         7,982




See Notes to Consolidated Financial Statements.




                              HEALTH-CHEM CORPORATION                 Part I
                         CONSOLIDATED CASH FLOW STATEMENTS            Item 1
                                    (Unaudited)                       Page 4
                                  (In thousands)


                                                        For The Three Months
                                                          Ended March 31,
                                                          1997         1996
Cash was <Used for> Provided by:

OPERATIONS:
<Loss> income before extraordinary gain                 $<1,049>    $   220
Adjustments to reconcile to net cash <used for>
 provided by operations:
  Depreciation and amortization                             364         494
  Gain on disposal of property, plant & equipment           <14>          0
  Provision for doubtful accounts receivable                 12          24
  Deferred income taxes                                    <529>          8
  Minority interest                                          <1>          0
 Changes in:
  Accounts receivable                                       <74>     <2,315>
  Inventories                                               174         416
  Other current assets                                      <50>        <65>
  Other noncurrent assets                                     0          12
  Accounts payable                                         <314>      1,888
  Accrued expenses and other current liabilities            152         792
  Interest and income taxes payable                         272        <402>
  Long-term liabilities                                     136         168
 Other, net                                                  <3>         <5>
 Net cash <used for> provided by operations                <924>      1,235

INVESTING:
 Additions to property, plant and equipment                <189>       <990>
 Proceeds on disposals of property, plant and equipment      17          21
 Investment in life insurance policies - net                  0         <41>
 Net cash used for investing                               <172>     <1,010>

FINANCING:
 Long-term debt proceeds                                  6,887       3,938
 Long-term debt payments                                 <5,553>     <4,047>
 Repurchase of convertible subordinated debentures          <95>       <106>
 Net cash provided by <used for> financing                1,239        <215>


Net Increase in Cash and Cash Equivalents                   143          10
Cash and cash equivalents at beginning of period            134         259
Cash and cash equivalents at end of period              $   277     $   269


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                            $   129     $   157
    Income taxes                                              4         101

Supplemental Disclosures of Noncash Investing
 and Financing:
  Acquisition of fixed assets through capital
   lease obligations                                         47           0

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

    The Consolidated Balance Sheet as of March 31, 1997, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended March 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

    Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full years.


2.  Taxes on Income  (In thousands)                     For the Three Months
                                                          Ended March 31,
                                                          1997         1996
    The income tax <benefit> provision includes:
      State and local income taxes                       $ <36>       $ <71>
      Federal income taxes                                <493>          85
        Total                                            $<529>       $  14

    Taxes on income are comprised of:
      Currently payable                                  $   0        $   6
      Deferred payable                                    <529>           8
        Total                                            $<529>       $  14

    Taxes are charged to:
      Operations                                         $<530>       $  12
      Extraordinary gain on repurchase of debentures         1            2
        Total                                            $<529>       $  14


    A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                        For the Three Months
                                                          Ended March 31,
                                                          1997         1996

    Tax <benefit> provision at statutory rate            $<536>       $  81
    Increase <decrease> resulting from:
      Intangibles and officers life insurance premiums      36           14
      State and local taxes, net of federal tax benefit    <36>           6
      Settlement of state tax assessments                    0          <69>
      Reversal of valuation allowance                        0          <25>
      Other                                                  7            7
        Tax <benefit> provision                          $<529>       $  14

                                 HEALTH-CHEM CORPORATION             Part I
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    Item 1
                                      (Unaudited)                    Page 6


3.  Inventories  (In thousands)

                                         March 31, 1997    December 31, 1996

    Raw materials                             $3,641               $3,979
    Finished goods and work-in-process         3,528                3,364
      Total Inventories                       $7,169               $7,343


4.  Earnings Per Share

    Primary and fully diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Shares issuable upon exercise of dilutive stock options are included in the number of common and common equivalent shares outstanding for 1996 and 1995. Subordinated debentures are anti-dilutive for all periods presented.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly-held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

    SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted; however, restatement of all prior-period earnings per share data is required upon adoption. The impact of adopting SFAS 128 on the Company's earnings per share data is not expected to be significant.


5.  Litigation

    In August 1995, Key Pharmaceuticals, Inc., a subsidiary of Schering-Plough Corporation ("Key"), commenced an action against Hercon Laboratories in the United States District Court for the District of Delaware alleging that Hercon Laboratories; submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon Laboratories' transdermal nitroglycerin products, for which Hercon Laboratories is awaiting FDA approval, constitutes infringement of Key's patent for its Nitro-Dur(R) products. Key seeks certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. In its answer, Hercon Laboratories denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon Laboratories has not infringed and does not infringe any claim of the patent. Hercon Laboratories has counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. Following extensive discovery, a non-jury trial was completed on October 10, 1996. All post-trial briefs were filed in December 1996 and the Company is awaiting decision by the Court.
    Costs of this litigation have adversely affected profitability in 1996. Management continues to believe that Key's claims are without merit.

                                HEALTH-CHEM CORPORATION               Part I
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF       Item 2
                     FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 7


Results of Operations


In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future remarks to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks and uncertainties, including those referred to herein and in the Company's Reports on Form 10-K and Form 10-Q, which could cause actual results to differ materially from the forward-looking statements.

Net sales decreased $4.4 million, or 34% for the three months ended March 31, 1997 as compared to the same period for 1996. The decrease is due primarily to decreases in sales of transdermal nitroglycerin patches and synthetic fabrics of $2.7 million and $1.8 million, respectively, partially offset by a $.1 million increase in sales of environmental products. Sales of transdermal nitroglycerin patches manufactured and marketed by the Company's Hercon Laboratories subsidiary ("Hercon Laboratories") decreased due primarily to lower sales to a former domestic distributor who accounted for approximately 13% of the Company's sales for the three months ended March 31, 1996. The most recent sales to this distributor were during the fourth quarter of 1996. In August 1996, this former distributor obtained approval from the United States Food and Drug Administration for the manufacture and sale of its own nitroglycerin patches and now competes with the Company's nitroglycerin patches. Sales to the Company's current domestic distributors of nitroglycerin patches also decreased during the three months ended March 31, 1997 due to both of these distributors' adjusting inventory levels. The synthetic fabrics sales decrease is due primarily to lower industrial fabrics sales which were partially increased in 1996 by a $1.0 million special order for the Company's Pacific Combining subsidiary ("Pacific") which is expected to occur later this year. The environmental product sales increase is due primarily to sales of a new insect lure product.

Gross profit decreased $2.0 million, or 52%, for the three months ended March 31, 1997 as compared to the same period in 1996. Gross profit as a percent of sales for the three month period ended March 31, 1997 and 1996 was 21% and 30%, respectively. Gross profit for transdermal nitroglycerin patches decreased $1.9 million due primarily to decreased domestic sales volumes. Gross profit for transdermal nitroglycerin patches as a percentage of net sales decreased from 61% for 1996 to 35% for 1997. Lower transdermal nitroglycerin patch margins reflect the allocation of fixed costs over decreased revenue. Gross profit for synthetic fabrics decreased $.2 million reflecting a $.4 million decrease for Pacific offset by a $.2 million increase for the Company's Herculite Products subsidiary ("Herculite"). In 1996, the Company focused its cost reduction measures primarily on Herculite yielding an improved and more cost efficient manufacturing system. In 1997, the Company is applying these cost reduction measures to Pacific. Gross profit increased $.1 million for environmental products due primarily to increased sales of higher margin products.

Selling, general and administrative expenses decreased $.1 million for the three months ended March 31, 1997 as compared to the corresponding period in 1996. The decrease is due primarily to lower payroll-related expenses partially offset by increased sales commission expense.

Legal expenses decreased $.2 million for the three months ended March 31, 1997 as compared to the same period in 1996. In August 1995, Key Pharmaceuticals, Inc. ("Key") commenced an action against Hercon Laboratories relating to some of Hercon Laboratories' improved transdermal nitroglycerin products. The decreased legal expenses are due primarily to reduced activity associated with the defense of this action, with respect to which a two-week trial was completed in October 1996. All post-trial briefs were filed in early December 1996 and the Company is awaiting a decision by the Court.


                                HEALTH-CHEM CORPORATION               Part I
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF       Item 2
                     FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 8




Research and development expense increased $.1 million for the three months ended March 31, 1997. The increase is due primarily to higher clinical materials and outside testing expenses. The Company expects total research and development expenses related to pharmaceutical products in 1997 to be lower than 1996 levels.

Net interest expense was approximately the same for the three months ended March 31, 1997 as compared to the same period in 1996.

Other income - net was approximately the same for the three months ended March 31, 1997 as compared to the same period in 1996.

Income from operations before taxes and minority interest decreased $1.8 million for the three months ended March 31, 1997 as compared to the same period in 1996 due primarily to the decrease in sales and gross profits of transdermal nitroglycerin patches. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes. Note 2 to the accompanying consolidated financial statements presents a reconciliation of taxes on income for 1997 and 1996.

Minority interest represents a 1.5% interest of a former Hercon Laboratories president in the equity of Hercon Environmental.

The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full years.


Liquidity and Capital Resources

The following measures of liquidity are drawn from the Company's Consolidated Financial Statements:

                                                 March 31,     December 31,
                                                   1997            1996

Working Capital (current assets less current
  liabilities, in thousands)                       $ 7,090          $ 6,927

Current Ratio (current assets/current
  liabilities)                                         1.9              1.9

Quick Ratio (cash & receivables/current
  liabilities)                                          .7               .7


Working capital increased $163,000 from December 31, 1996 to March 31, 1997 due to an increase of $190,000 in current assets, partially offset by an increase of $27,000 in current liabilities. Cash, accounts receivable, deferred taxes - current and other current assets increased $143,000, $62,000, $34,000 and $125,000 respectively, while inventory decreased $174,000. The decrease in inventory primarily reflect reduced sales levels of transdermal nitroglycerin patches. Accrued expenses and other current liabilities increased $341,000 while accounts payable decreased $314,000. The accrued expenses and other current liabilities increase primarily reflect a routine increase in accrued interest related to the Company's convertible subordinated debentures. The accounts payable decrease reflects a decrease in legal fees related to the defense of Hercon Laboratories in its litigation with Key and a decrease in raw material purchases related to lower sales levels of transdermal nitroglycerin patches.



                                HEALTH-CHEM CORPORATION               Part I
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF       Item 2
                     FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 9



Cash used for operations for the three months ended March 31, 1997 was $.9 million as compared to cash provided by operations of $1.2 million for the same period in 1996. This decrease is due primarily to lower sales volumes, decreased gross profits and decreases in accounts payable and deferred income taxes for 1997 as compared to 1996. Investing activities for the three months ended March 31, 1997 and 1996 used cash of $.2 million and $1.0 million, respectively, primarily to fund the Company's purchase of property, plant and equipment. Financing activities for the three months ended March 31, 1997 provided $1.2 million of cash required to fund operations, thus increasing long term debt as compared to the same period in 1996 which used $.2 million of cash generated by operations to reduce long term debt.

The Company expects to meet $.5 million of debenture interest payments on its convertible subordinated debentures each April and October and other periodic interest payments out of working capital. The required $1.5 million sinking fund payment on the Company's subordinated debentures due on April 15, 1997 was satisfied by application of $.5 million debentures previously repurchased and by the Company's redemption of an additional $1.0 million of debentures. In market transactions throughout the three months of 1997, the Company purchased $97,000 principal amount of its subordinated debentures for $94,947. Any debentures acquired in excess of the $1.5 million April 15, 1997 sinking fund requirements may be used to meet the 1998 sinking fund requirements. Subsequent to the end of the quarter, through April 30, 1997, the Company purchased in market transactions, $48,000 principal amount of its debentures for $46,784. Additional debentures may be repurchased and retired or if debentures are not available for purchase, the Company has an option to call for redemption the amount required to meet sinking fund requirements.

The Company has not paid cash dividends and does not anticipate paying such dividends on its common stock in the foreseeable future.

On January 9, 1997, the Company replaced a $6,000,000 line of credit and a $1,750,000 term loan from The First National Bank of Maryland ("First National") with an aggregate of up to $15,000,000 in senior secured financing from IBJ Schroder Bank & Trust Company ("IBJS"). Pursuant to a Revolving Credit Term Loan and Security Agreement ("Loan Agreement") dated as of January 9, 1997, the Company will be provided with up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. Proceeds from borrowings under the Loan Agreement have been used by the Company to repay outstanding indebtedness under the aggregate $7,750,000 facility with First National and are also used to repurchase, repay and/or redeem up to $7,000,000 of the Company's 10 3/8% Convertible Subordinated Debentures due April 15, 1999, as market conditions warrant, and for general working capital purposes. Advances on the term loan are limited to $4,000,000 until such time as the litigation between Hercon Laboratories and Key is resolved in such a way as to be immaterial on the future operations of the Company.

At March 31, 1997 the Company had borrowed $5.8 million on its revolving line of credit from IBJS and $1.5 million on the term loan. Subsequent to March 31, 1997, through April 30, 1997, the Company paid $.1 million on the revolving line of credit and borrowed $1.1 million on the term loan. The $1.1 million was primarily used to purchase the Company's convertible subordinated debentures to meet the April 1997 sinking fund requirements. The revolving credit line bears interest at the Bank's prime rate and the term loan bears interest at the Bank's prime rate plus .375%. Borrowings under the new facility are collateralized by a pledge of substantially all of the assets of the Company. The Company will pay a facility fee of 3/8 of 1% on the amount of the unused available financing facility. The borrowing agreement, which expires on January 9, 2002, contains various covenants which, among other things, require the Company to maintain specified ratios of debt to tangible net worth and fixed charge coverage, and minimum levels of tangible net worth and limits capital additions.





                                HEALTH-CHEM CORPORATION               Part I
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF       Item 2
                     FINANCIAL CONDITION & RESULTS OF OPERATIONS     Page 10



The $8,000,000 revolving credit line borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The eligible amount is evaluated monthly. For the three months ended March 31, 1997, the maximum eligible amount has ranged from $6,460,000 to $6,860,000, or from 81% to 86%.

The Company's debt to equity ratio was 4:1 at both March 31, 1997 and at December 31, 1996.

Management believes anticipated expenditures in 1997 such as capital expenditures, research and development costs and other operating expenses will be funded with cash generated from operations, supplemented by the utilization of the Company's new credit facility from IBJS. The term loan portion of up to $7,000,000 of the overall $15,000,000 credit facility from IBJS will be used for the repurchasing of debentures. The Company anticipates capital expenditures for property, plant and equipment in 1997 to decrease from the $2.2 million expended in 1996 to approximately $1.0 million. These capital expenditures will primarily consist of manufacturing equipment. At March 31, 1997 the Company had expended $236,000 for capital expenditures for property, plant and equipment in 1997.





                                                                     Part II
                                                                      Item 1
                                                                     Page 11



PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

There were no material developments in any pending legal proceedings in the quarter ended March 31, 1997.



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - none

(b) On January 22, 1997, the Company filed a report on Form 8-K with respect to the Company's obtaining up to $15 million in senior secured financing from IBJ Schroder Bank & Trust Company.



                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HEALTH-CHEM CORPORATION




May 14, 1997                        /s/  Marvin M. Speiser
                                    By:  Marvin M. Speiser
                                         Chairman of the Board and
                                         President
                                         (Principal Executive Officer)



                                    /s/  Paul R. Moeller
                                    By:  Paul R. Moeller
                                         Vice President - Finance
                                         (Principal Financial Officer)
                                         (Principal Accounting Officer)
