Form 10-Q
period 1997-06-30
HEALTH CHEM CORP
filed 1997-08-14
CIK 46428

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


For the Quarter Ended June 30, 1997          Commission File Number 1-6787



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

As of July 31, 1997, 7,982,424 shares of Common Stock, $.01 Par Value, were outstanding.

                          HEALTH-CHEM CORPORATION                Part I
                  CONSOLIDATED BALANCE SHEETS  (Unaudited)       Item 1
                              (In thousands)                     Page 2


                                                 June 30,  December 31,
                                                   1997        1996
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $    292     $    134
  Accounts receivable, net                          5,882        5,337
  Inventories (Note 3)                              6,698        7,343
  Deferred taxes-current                              564          554
  Other current assets                              1,411        1,285
    Total Current Assets                           14,847       14,653

PROPERTY, PLANT & EQUIPMENT
  Land and buildings                                5,721        5,713
  Other property, plant & equipment                24,058       23,788
    Total Property, Plant & Equipment              29,779       29,501
  Less accumulated depreciation & amortization     16,787       15,934
    Net Property, Plant & Equipment                12,992       13,567

NON-CURRENT ASSETS
  Notes receivable                                  1,050        1,200
  Cash surrender value of life insurance
   policies                                         1,138        1,138
  Excess of cost over fair value of assets
   acquired                                           693          706
  Deferred taxes-non-current                        1,368          675
  Other non-current assets                            318          474
    Total Non-Current Assets                        4,567        4,193
TOTAL ASSETS                                     $ 32,406     $ 32,413

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $  4,257     $  5,026
  Accrued expenses and other current liabilities    2,482        2,132
  Income taxes payable                                568          568
    Total Current Liabilities                       7,307        7,726

LONG-TERM LIABILITIES
  10.375% convertible subordinated debentures       8,000        9,500
  Long-term debt                                    9,152        6,082
  Other long-term liabilities                       2,249        1,949
  Minority interest                                    13           12

STOCKHOLDERS' EQUITY
  Convertible special stock                             7            7
  Common stock                                        145          145
  Additional paid in capital                       18,286       18,286
  Less stockholder notes receivable                  <148>        <148>
  Accumulated deficit                              <4,922>      <3,463>
    Subtotal                                       13,368       14,827
  Less treasury stock                              <7,683>      <7,683>
    Total Stockholders' Equity                      5,685        7,144

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 32,406     $ 32,413

See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION                  Part I
                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)   Item 1
                      (In thousands, except per share amounts)        Page 3



                                                       For the Six Months
                                                         Ended June 30,
                                                          1997       1996
REVENUE:
  Net sales                                            $19,076    $26,258
  Cost of goods sold                                    14,578     18,390
  Gross profit                                           4,498      7,868

OPERATING EXPENSES:
  Selling, general and administrative expense            4,605      4,829
  Legal expense                                            275      1,103
  Research and development expense                       1,247      1,410
  Net interest expense                                     789        667
    Total operating expenses                             6,916      8,009

LOSS FROM OPERATIONS                                    <2,418>      <141>
  Other income - net                                       258        204

<LOSS> INCOME FROM OPERATIONS BEFORE TAXES
 AND MINORITY INTEREST                                  <2,160>        63
  Income tax benefit                                       703         15

<LOSS> INCOME BEFORE MINORITY INTEREST                  <1,457>        78
  Minority Interest in <earnings> of subsidiary             <1>         0

<LOSS> INCOME BEFORE EXTRAORDINARY GAIN                 <1,458>        78
  Extraordinary <loss> gain from repurchase
   of debentures                                            <1>         5

NET <LOSS> INCOME                                      $<1,459>   $    83


Earnings per common share (primary & fully diluted) (Note 4):

  <Loss> Income before extraordinary gain              $  <.18>   $   .01
  Extraordinary gain from repurchase of
   debentures                                              .00        .00

NET <LOSS> INCOME PER SHARE                            $  <.18>   $   .01


Average number of common and common equivalent
 shares outstanding (primary & fully diluted)
 (Note 4):                                               7,982      7,982





See Notes to Consolidated Financial Statements.

                           HEALTH-CHEM CORPORATION                  Part I
              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                    (In thousands, except per share amounts)        Page 4



                                                      For the Three Months
                                                         Ended June 30,
                                                         1997         1996
REVENUE:
  Net sales                                           $10,333      $13,109
  Cost of goods sold                                    7,707        9,157
  Gross profit                                          2,626        3,952

OPERATING EXPENSES:
  Selling, general and administrative expense           2,288        2,456
  Legal expense                                           168          798
  Research and development expense                        503          718
  Net interest expense                                    405          269
    Total operating expenses                            3,364        4,241

LOSS FROM OPERATIONS                                     <738>        <289>
  Other income - net                                      157          121

LOSS FROM OPERATIONS BEFORE TAXES AND MINORITY
 INTEREST                                                <581>        <168>
  Income tax benefit                                      173           27

LOSS BEFORE MINORITY INTEREST                            <408>        <141>
  Minority Interest in <earnings> of subsidiary            <2>           0

LOSS BEFORE EXTRAORDINARY GAIN                           <410>        <141>
  Extraordinary <loss> gain from repurchase
   of debentures                                           <2>           0

NET LOSS                                              $  <412>     $  <141>


Earnings per common share (primary & fully diluted) (Note 4):

  Loss before extraordinary gain                      $  <.05>     $  <.02>
  Extraordinary gain from repurchase of
   debentures                                             .00          .00

NET LOSS PER SHARE                                    $  <.05>     $  <.02>


Average number of common and common equivalent
 shares outstanding (primary & fully diluted)
 (Note 4):                                              7,982        7,982





See Notes to Consolidated Financial Statements.

                           HEALTH-CHEM CORPORATION                  Part I
                  CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)     Item 1
                               (In thousands)                       Page 5


                                                      For the Six Months
                                                        Ended June 30,
                                                         1997       1996
Cash was <Used for> Provided by:
OPERATIONS:
 <Loss> income before extraordinary gain              $<1,458>   $    78
 Adjustments to reconcile to net cash <used for>
  provided by operations:
   Depreciation and amortization                          811        979
   Gain on disposal of property, plant and equipment      <14>         0
   Provision for doubtful accounts receivable              10         48
   Deferred income taxes                                 <703>       <12>
   Minority interest                                        1          0
 Changes in:
  Accounts receivable                                    <556>    <1,476>
  Inventories                                             646      1,513
  Other current assets                                   <127>      <157>
  Other non-current assets                                  1         13
  Accounts payable                                       <769>       754
  Accrued expenses and other current liabilities          <12>        93
  Interest and income taxes payable                        <5>      <143>
  Long-term liabilities                                   272        337
 Other, net                                                 0         <8>
 Net cash <used for> provided by operations            <1,903>     2,019

INVESTING:
 Additions to property, plant and equipment              <279>    <1,637>
 Proceeds on disposals of property, plant and
  equipment                                                17         21
 Investment in life insurance policies - net              250        <84>
 Payments received on notes receivable                    150          0
 Net cash provided by <used for> investing                138     <1,700>

FINANCING:
 Long-term debt proceeds                                8,616     10,563
 Long-term debt payments                               <5,551>    <9,616>
 Repurchase of convertible subordinated debentures     <1,142>    <1,330>
 Net cash provided by <used for> financing              1,923       <383>

Net Increase <Decrease> in Cash and Cash Equivalents      158        <64>
Cash and Cash Equivalents at beginning of period          134        259
Cash and Cash Equivalents at end of period            $   292    $   195


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                           $   859    $   839
   Income Taxes                                             5        144

Supplemental Disclosures of Noncash Investing
 and Financing:
  Acquisition of fixed assets through capital
   lease obligations                                  $    45    $     0




See Notes to Consolidated Financial Statements

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

       The Consolidated Balance Sheet as of June 30, 1997, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended June 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

       Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full years.

2.     Taxes on Income  (In thousands)               For the Six Months
                                                      Ended June 30,
                                                       1997       1996
       The income tax <benefit> provision includes:
        State and local income taxes                 $   <35>   $   <65>
        Federal income taxes                            <668>        53
         Total                                       $  <703>   $   <12>

       Taxes on income are comprised of:
        Currently payable                            $     0    $     0
        Deferred benefit                                <703>       <12>
         Total                                       $  <703>   $   <12>

       Taxes are charged <credited> to:
        Operations                                   $  <703>   $   <15>
        Extraordinary gain on repurchase of
        debentures                                         0          3
         Total                                       $  <703>   $   <12>

       A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                    For the Six Months
                                                      Ended June 30,
                                                       1997       1996

       Tax provision at statutory rate              $  <735>   $    24
       Increase <decrease> resulting from:
        Intangibles and officers life insurance
          premiums                                       53         28
        State and local taxes, net of federal
          tax benefit                                   <35>        14
        Settlement of state tax assessments               0        <69>
        Reversal of valuation allowance                   0        <25>
        Other                                            14         16
        Tax benefit                                 $  <703>   $   <12>

                            HEALTH-CHEM CORPORATION            Part I
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     Item 1
                                (Unaudited)                    Page 7


3.     Inventories  (In thousands)

                                           June 30, 1997   December 31, 1996

       Raw materials                              $3,379              $3,979
       Finished goods and work-in-process          3,319               3,364
       Total                                      $6,698              $7,343


4.     Earnings Per Share

       Primary and fully diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Shares issuable upon exercise of dilutive stock options are included in the number of common and common equivalent shares outstanding for 1996. Subordinated debentures are anti-dilutive for all periods presented.

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

5.     Litigation

       In August 1995, Key Pharmaceuticals, Inc. a subsidiary of Schering-Plough Corporation ("Key") commenced an action against Hercon in the United States District Court for the District of Delaware alleging that Hercon's submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon's transdermal nitroglycerin products, for which the Company is awaiting FDA approval, constitutes infringement of Key's patent for its Nitro-Dur(R) products. Key seeks certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be no earlier than February 16, 2010, the expiration date of Key's patent. In its answer, Hercon denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon has not infringed and does not infringe any claim of the patent. Hercon has counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. Following extensive discovery, a two-week, non-jury trial was completed on October 10, 1996. Post-trial briefs were filed in December 1996 and supplemental post-trial briefs, requested by the Court, were filed in June 1997. The Company is awaiting decision by the Court. Management continues to believe that Key's claims are without merit.

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

Net sales decreased $7.2 million, or 27% for the six months ended June 30, 1997 as compared to the same period in 1996. The decrease is due primarily to decreases in sales of transdermal nitroglycerin patches, synthetic fabrics and environmental products of $4.5 million, $2.6 million and $.1 million, respectively. Sales of transdermal nitroglycerin patches, manufactured and marketed by the Company's Hercon Laboratories subsidiary ("Hercon Laboratories"), decreased due primarily to the absence of sales to a former domestic distributor in 1997 who accounted for approximately 14% of the Company's sales for the six months ended June 30, 1996. The most recent sales to this distributor were during the fourth quarter of 1996. In August 1996, this former distributor obtained approval from the United States Food and Drug Administration for the manufacture and sale of its own nitroglycerin patches and now competes with the Company's nitroglycerin patches. Sales to the Company's current domestic distributors of nitroglycerin patches also decreased during the six months ended June 30, 1997, as compared to the same period in 1996. The synthetic fabrics sales decrease is due primarily to lower sales of industrial fabrics which includes governmental sales. Environmental products sales decreased due primarily to the timing of sales related to insect mating disruptant products. During the first half of 1997, in anticipation of increased market pressures and delays in approvals from the FDA for the sale of new nitroglycerin patches, the Company undertook an organizational restructuring which is expected to reduce annual payroll-related expenses by approximately $1,600,000. While the Company hopes to receive approvals for its new nitroglycerin pathces in 1997 and 1998, no assurances can be made that any new nitroglycerin patches will be approved by the FDA.

Net sales decreased $2.8 million, or 21% for the quarter ended June 30, 1997 as compared to the same period in 1996. The decrease is due primarily to decreases in sales of transdermal nitroglycerin patches, synthetic fabrics and environmental products of $1.8 million, $.8 million and $.2 million, respectively. The sales fluctuations are attributable to the factors noted above.

Gross profit decreased $3.4 million, or 43% for the six months ended June 30, 1997 as compared to the same period in 1996. The decrease is due primarily to decreased gross profits for transdermal nitroglycerin patches and synthetic fabrics of $3.1 million and $.3 million, respectively. Gross profit as a percentage of net sales for the six months ended June 30, 1997 and 1996 was 24% and 30%, respectively. Gross profit for transdermal nitroglycerin patches decreased $3.1 million due primarily to decreased domestic sales volumes. Gross profit for transdermal nitroglycerin patches as a percentage of net sales for the six months ended June 30, 1997 and 1996 was 41% and 59%, respectively. Lower transdermal nitroglycerin patch margins also reflect the allocation of fixed costs over decreased revenue. Gross profit for synthetic


                           HEALTH-CHEM CORPORATION               Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 9



fabrics decreased $.3 million reflecting a $.6 million decrease for the Company's Pacific Combining subsidiary ("Pacific") offset by a $.3 million increase for the Company's Herculite Products subsidiary ("Herculite"). In 1996, the Company focused its cost reduction measures primarily on Herculite, yielding an improved and more cost efficient manufacturing system. In 1997, the Company is applying these cost reduction measures to Pacific.

Gross profit decreased $1.3 million, or 34% for the quarter ended June 30, 1997 as compared to the same period in 1996. The decrease is due primarily to decreased gross profits for transdermal nitroglycerin patches and synthetic fabrics of $1.3 million and $.1 million, respectively. The gross profit fluctuations are attributable to the factors noted above.

Selling, general and administrative expenses decreased $.2 million for both the six months and quarter ended June 30, 1997 as compared to the corresponding periods in 1996. The decrease for the six month period is due primarily to lower payroll-related costs and sales commission expense. The decrease for the quarter ended is due primarily to lower sales commission expense.

Legal expenses decreased $.8 million and $.6 million for the six months and quarter ended June 30, 1997 respectively, as compared to the same period in 1996. In August 1995, Key Pharmaceuticals, Inc. ("Key") commenced an action against Hercon Laboratories relating to some of Hercon Laboratories' improved transdermal nitroglycerin products. The decreased legal expenses are due primarily to reduced activity associated with the defense of this action, with respect to which a two-week trial was completed in October 1996. Post-trial briefs were filed in early December 1996 and supplemental post-trial briefs, requested by the Court, were filed in June 1997. The Company is awaiting a decision by the Court.

Research and development expenses decreased $.2 million for both the six months and quarter ended June 30, 1997 as compared to the same periods in 1996. These decreases are due primarily to lower outside testing and payroll-related expenses. The Company expects total research and development expenses related to pharmaceutical products in 1997 to be lower than 1996 levels.

Net interest expenses increased $.1 million for both the six months and quarter ended June 30, 1997 as compared to the same periods in 1996. These increases are due primarily to higher average outstanding balances on borrowings.

Other income increased $54,000 and $36,000 for the six months and quarter ended June 30, 1997 respectively, as compared to the same periods in 1996. These increases are due primarily to nonrecurring proceeds received in the second quarter of 1997 related to a Hercon Laboratories distribution agreement.

Income from operations before taxes and minority interest for the six months and quarter ended June 30, 1997 decreased $2.2 million and $.4 million, respectively, as compared to the same period in 1996 due primarily to the factors discussed above. Income tax provision or benefit varies with the amount of income or loss from operations before income taxes (See Note 2).

The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full years.

                          HEALTH-CHEM CORPORATION                 Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS       Page 10



Liquidity and Capital Resources

The following measures of liquidity are derived from the Company's Consolidated Financial Statements:
                                                    June 30,   December 31,
                                                      1997         1996

Working Capital (current assets less current
  liabilities, in thousands)                          $7,540         $6,927

Current Ratio (current assets/current liabilities)       2.0            1.9

Quick Ratio (cash & receivables/current liabilities)      .8             .7


Working capital increased $.6 million from December 31, 1996 to June 30, 1997 due to an increase of $.2 million in current assets and a decrease of $.4 million in current liabilities. Cash, accounts receivable, deferred taxes - current and other current assets increased $158,000, $545,000, $10,000 and $126,000 respectively, while inventory decreased $645,000. The decrease in inventory primarily reflects reduced sales levels of transdermal nitroglycerin patches. The decrease in current liabilities is due primarily to a decrease of $769,000 in accounts payable partially offset by a $350,000 increase in accrued expenses and other current liabilities. The accounts payable decrease reflects a decrease in legal fees related to the defense of Hercon Laboratories in its litigation with Key and a decrease in raw material purchases related to lower sales levels of transdermal nitroglycerin patches. Accrued expenses and other current liabilities increased $350,000 as a result of an annual reclassification of a portion of the Company's subordinated debentures from long-term debt to current liabilities.

Cash used for operations for the six months ended June 30, 1997 was $1.9 million as compared to cash provided by operations of $2.0 million for the same period in 1996. This decrease is due primarily to lower sales volumes, decreased gross profits and decreases in accounts payable and deferred income taxes for 1997 as compared to 1996. Investing activities for the six months ended June 30, 1997 provided cash of $.1 million as compared to cash used for investing of $1.7 million for the same period in 1996. This increase is due primarily to lower additions to property, plant and equipment for 1997 which reflects the completion of the new laminating line for Pacific. Financing activities for the six months ended June 30, 1997 provided $1.9 million of cash required to fund operations, thus increasing long-term debt as compared to the same period in 1996 which used $.4 million of cash generated by operations to reduce long-term debt.

The Company expects to meet $.5 million of debenture interest payments on its convertible subordinated debentures each April and October and other periodic interest payments out of working capital. The required $1.5 million sinking fund payment on the Company's subordinated debentures due on April 15, 1997 was satisfied by application of $.5 million debentures previously repurchased and by the Company's redemption of an additional $1.0 million of debentures. In market transactions throughout the six months of 1997, the Company purchased $145,000 principal amount of its subordinated debentures for $142,000. Any debentures acquired in excess of the $1.5 million April 15, 1997 sinking fund requirements may be used to meet the 1998 sinking fund requirements. Additional debentures may be repurchased and retired or if debentures are not available for purchase, the Company has an option to call for redemption the amount required to meet sinking fund requirements.



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

At June 30, 1997 the Company had borrowed $6.4 million on its revolving line of credit from IBJS and $2.7 million on the term loan. The $1.1 million increase in the term loan was primarily used to purchase the Company's convertible subordinated debentures to meet the April 1997 sinking fund requirements. The revolving credit line bears interest at the Bank's prime rate and the term loan bears interest at the Bank's prime rate plus .375%. Borrowings under the IBJS facility are collateralized by a pledge of substantially all of the assets of the Company. The Company will pay a facility fee of 3/8 of 1% on the amount of the unused available financing facility. The borrowing agreement, which expires on January 9, 2002, contains various covenants which, among other things, require the Company to maintain specified ratios of debt to tangible net worth and fixed charge coverage, and minimum level of earnings before taxes, depreciation and amortization and limits capital additions. The Company was in compliance with the covenants as of June 30, 1997 except for the minimum level of earnings before taxes, depreciation and amortization covenant. IBJS has granted the Company a waiver for this covenant. The Company is currently in negotiations with IBJS to amend the facility and anticipates a successful completion of these negotiations prior to the end of September 1997.

The $8,000,000 revolving credit line borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The eligible amount is evaluated monthly. For the six months ended June 30, 1997, the maximum eligible amount has ranged from $6,460,000 to $7,196,000, or from 81% to 90%.

The Company's debt to equity ratio was 5:1 at June 30, 1997 and 4:1 at December 31, 1996. The increase is due primarily to current year losses.

Management believes anticipated expenditures in 1997 such as capital expenditures, research and development costs and other operating expenses will be funded with cash generated from operations, supplemented by the utilization of the Company's credit facility from IBJS. The term loan portion of up to $7,000,000 of the overall $15,000,000 credit facility from IBJS will be used for the repurchasing of debentures. The Company anticipates capital expenditures for property, plant and equipment in 1997 to decrease from the $2.2 million expended in 1996 to approximately $1.0 million. These capital expenditures will primarily consist of manufacturing equipment. At June 30, 1997 the Company had expended $279,000 for capital expenditures for property, plant and equipment in 1997.

                                                                    Part II
                                                                     Item 1
                                                                    Page 12

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments in any pending legal proceedings in the quarter ended June 30, 1997.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 12, 1997. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

                       Number of Shares       Number of Shares Withheld
Nominee                   Voted For                From Voting For

Martin Benis                7,067,668                   322,067
Steven Bernstein            7,070,005                   319,730
Matthew Goldstein           7,070,185                   319,550
Samuel R. Goodson*          7,067,345                   322,390
Paul R. Moeller             7,067,839                   321,896
Eugene Roshwalb             7,069,997                   319,738
Bruce M. Schloss            7,066,849                   322,886
Marvin M. Speiser           7,006,674                   383,061
Robert D. Speiser           7,022,078                   367,657
Milton Y. Zussman           7,050,425                   339,310


* Resigned as a director, effective June 17, 1997.


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits - none.

(b) During the three months ended June 30, 1997 the Company did not file any reports on Form 8-K.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                   HEALTH-CHEM CORPORATION


August 14, 1997                    /s/  Marvin M. Speiser
                                   By:  Marvin M. Speiser
                                        Chairman of the Board and President
                                        (Principal Executive Officer)



                                   /s/  Paul R. Moeller
                                   By:  Paul R. Moeller
                                        Vice President - Finance
                                        (Principal Financial Officer)
