Form 10-Q
period 1997-09-30
HEALTH CHEM CORP
filed 1997-11-14
CIK 46428

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


For the Quarter Ended September 30, 1997      Commission File Number 1-6787



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

As of October 31, 1997, 7,982,424 shares of Common Stock, $.01 Par Value, were outstanding.

                          HEALTH-CHEM CORPORATION                Part I
                  CONSOLIDATED BALANCE SHEETS  (Unaudited)       Item 1
                              (In thousands)                     Page 2


                                              September 30,  December 31,
                                                  1997           1996
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $    129     $    134
  Accounts receivable, net                            5,877        5,337
  Inventories (Note 3)                                7,305        7,343
  Deferred taxes-current                                512          554
  Other current assets                                1,438        1,285
    Total Current Assets                             15,261       14,653

PROPERTY, PLANT & EQUIPMENT
  Land and buildings                                  5,721        5,713
  Other property, plant & equipment                  23,916       23,788
    Total Property, Plant & Equipment                29,637       29,501
  Less accumulated depreciation & amortization       17,261       15,934
    Net Property, Plant & Equipment                  12,376       13,567

NON-CURRENT ASSETS
  Notes receivable                                      975        1,200
  Cash surrender value of life insurance
   policies                                           1,138        1,138
  Excess of cost over fair value of assets
   acquired                                             688          706
  Deferred taxes-non-current                          1,783          675
  Other non-current assets                              284          474
    Total Non-Current Assets                          4,868        4,193
TOTAL ASSETS                                       $ 32,505     $ 32,413

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $  4,922     $  5,026
  Accrued expenses and other current liabilities      2,854        2,132
  Income taxes payable                                  570          568
  Short-term bank debt                                9,045            0
    Total Current Liabilities                        17,391        7,726

LONG-TERM LIABILITIES
  10.375% convertible subordinated debentures         8,000        9,500
  Long-term debt                                          0        6,082
  Other long-term liabilities                         2,383        1,949
  Minority interest                                      13           12

STOCKHOLDERS' EQUITY
  Convertible special stock                               7            7
  Common stock                                          145          145
  Additional paid in capital                         18,286       18,286
  Less stockholder notes receivable                    <148>        <148>
  Accumulated deficit                                <5,889>      <3,463>
    Subtotal                                         12,401       14,827
  Less treasury stock                                <7,683>      <7,683>
    Total Stockholders' Equity                        4,718        7,144

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 32,505     $ 32,413

See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION                  Part I
                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)   Item 1
                      (In thousands, except per share amounts)        Page 3



                                                      For the Nine Months
                                                      Ended September 30,
                                                         1997        1996
REVENUE:
  Net sales                                            $29,033    $37,838
  Cost of goods sold                                    22,167     26,356
  Gross profit                                           6,866     11,482

OPERATING EXPENSES:
  Selling, general and administrative expense            6,990      7,173
  Legal expense                                            375      2,089
  Research and development expense                       2,102      2,082
  Net interest expense                                   1,210        924
    Total operating expenses                            10,677     12,268

LOSS FROM OPERATIONS                                    <3,811>      <786>
  Other income - net                                       323        387

LOSS FROM OPERATIONS BEFORE TAXES
 AND MINORITY INTEREST                                  <3,488>      <399>
  Income tax benefit                                     1,064        211

LOSS BEFORE MINORITY INTEREST                           <2,424>      <188>
  Minority Interest in <earnings> of subsidiary             <1>         0

LOSS BEFORE EXTRAORDINARY GAIN                          <2,425>      <188>
  Extraordinary <loss> gain from repurchase
   of debentures                                            <1>         5

NET LOSS                                               $<2,426>   $  <183>


Earnings per common share (primary & fully diluted) (Note 4):

  Loss before extraordinary gain                       $  <.30>   $  <.02>
  Extraordinary gain from repurchase of
   debentures                                              .00        .00

NET LOSS PER SHARE                                     $  <.30>   $  <.02>


Average number of common and common equivalent
 shares outstanding (primary & fully diluted)
 (Note 4):                                               7,982      7,982





See Notes to Consolidated Financial Statements.

                           HEALTH-CHEM CORPORATION                  Part I
              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                    (In thousands, except per share amounts)        Page 4



                                                      For the Three Months
                                                      Ended September 30,
                                                         1997         1996
REVENUE:
  Net sales                                           $ 9,957      $11,580
  Cost of goods sold                                    7,589        7,966
  Gross profit                                          2,368        3,614

OPERATING EXPENSES:
  Selling, general and administrative expense           2,385        2,343
  Legal expense                                           100          986
  Research and development expense                        855          673
  Net interest expense                                    421          257
    Total operating expenses                            3,761        4,259

LOSS FROM OPERATIONS                                   <1,393>        <645>
  Other income - net                                       65          183

LOSS FROM OPERATIONS BEFORE TAXES                      <1,328>        <462>
  Income tax benefit                                      361          196

NET LOSS                                              $  <967>     $  <266>


Earnings per common share (primary & fully diluted) (Note 4):

NET LOSS PER SHARE                                    $  <.12>     $  <.03>


Average number of common and common equivalent
 shares outstanding (primary & fully diluted)
 (Note 4):                                              7,982        7,982





See Notes to Consolidated Financial Statements.

                           HEALTH-CHEM CORPORATION                  Part I
                  CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)     Item 1
                               (In thousands)                       Page 5


                                                      For the Nine Months
                                                      Ended September 30,
                                                         1997        1996
Cash was <Used for> Provided by:
OPERATIONS:
 Loss before extraordinary gain                       $<2,425>    $  <188>
 Adjustments to reconcile to net cash <used for>
  provided by operations:
   Depreciation and amortization                        1,480       1,457
   Gain on disposal of property, plant and equipment        1           0
   Provision for doubtful accounts receivable              35          65
   Deferred income taxes                               <1,066>       <203>
   Minority interest                                        1           0
 Changes in:
  Accounts receivable                                    <575>     <1,265>
  Inventories                                              39       1,112
  Other current assets                                   <153>       <965>
  Other non-current assets                               <139>        848
  Accounts payable                                       <105>      1,905
  Accrued expenses and other current liabilities          120        <350>
  Interest and income taxes payable                       236         110
  Other long-term liabilities                             408         505
 Other, net                                                <1>         <4>
 Net cash <used for> provided by operations            <2,144>      3,027

INVESTING:
 Additions to property, plant and equipment              <297>     <2,010>
 Proceeds on disposals of property, plant and
  equipment                                               132          21
 Investment in life insurance policies - net              264         <84>
 Payments received on notes receivable                    225           0
 Net cash provided by <used for> investing                324      <2,073>

FINANCING:
 Long-term debt proceeds                                8,508      14,375
 Long-term debt payments                               <5,551>    <14,105>
 Repurchase of convertible subordinated debentures     <1,142>     <1,330>
 Net cash provided by <used for> financing              1,815      <1,060>

Net Increase <Decrease> in Cash and Cash Equivalents       <5>       <106>
Cash and Cash Equivalents at beginning of period          134         259
Cash and Cash Equivalents at end of period            $   129     $   153


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                           $ 1,061     $   932
   Income Taxes                                             6         170

Supplemental Disclosures of Noncash Investing
 and Financing:
  Acquisition of fixed assets through capital
   lease obligations                                  $    45     $     0




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

       The Consolidated Balance Sheet as of September 30, 1997, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended September 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

       Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full years.

2.     Taxes on Income  (In thousands)               For the Nine Months
                                                    Ended September 30,
                                                       1997        1996
       The income tax <benefit> provision includes:
        State and local income taxes                 $    24     $   <91>
        Federal income taxes                          <1,089>       <117>
         Total                                       $<1,065>    $  <208>

       Taxes on income are comprised of:
        Currently payable                            $     1     $    <5>
        Deferred benefit                              <1,066>       <203>
         Total                                       $<1,065>    $  <208>

       Taxes are charged <credited> to:
        Operations                                   $<1,065>    $  <211>
        Extraordinary gain on repurchase of
        debentures                                         0           3
         Total                                       $<1,065>    $  <208>

       A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                    For the Nine Months
                                                    Ended September 30,
                                                       1997        1996

       Tax provision at statutory rate              $<1,186>    $  <133>
       Increase <decrease> resulting from:
        Intangibles and officers life insurance
          premiums                                       77           6
        State and local taxes, net of federal
          tax benefit                                    24         <10>
        Settlement of state tax assessments               0         <69>
        Reversal of valuation allowance                   0         <25>
        Other                                            20          23
        Tax benefit                                 $<1,065>    $  <208>

                                  HEALTH-CHEM CORPORATION            Part I
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     Item 1
                                (Unaudited)                    Page 7


3.     Inventories  (In thousands)

                                         September 30, 1997  December 31, 1996

       Raw materials                              $3,835              $3,979
       Finished goods and work-in-process          3,470               3,364
       Total                                      $7,305              $7,343


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

5.     Litigation

       In August 1995, Key Pharmaceuticals, Inc. a subsidiary of Schering-Plough Corporation ("Key") commenced an action against Hercon in the United States District Court for the District of Delaware ("Delaware District Court") alleging that Hercon's submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon's transdermal nitroglycerin products, for which the Company is seeking FDA approval, constituted infringement of Key's patent for its Nitro-Dur (R) products. Key sought certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be no earlier than February 16, 2010, the expiration date of Key's patent. Hercon denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon had not infringed and did not infringe any claim of the patent. Hercon counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. A two-week, non-jury trial was completed on October 10, 1996. On September 30, 1997, the Delaware District Court ruled in favor of Key: (a) on its infringement claim; and (b) on Hercon's claim that Key's patent is invalid and unenforceable. On October 29, 1997, Hercon filed an appeal against the Delaware District Court's judgment with the United States District Court
       for the Federal Circuit in Washington, DC.   Management believes that
       Hercon has strong grounds for appeal.

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

Net sales decreased $8.8 million, or 23% for the nine months ended September 30, 1997 as compared to the same period in 1996. The decrease is due primarily to decreases in sales of transdermal nitroglycerin patches and synthetic fabrics of $6.5 million and $2.3 million, respectively. Sales of transdermal nitroglycerin patches, manufactured and marketed by the Company's Hercon Laboratories subsidiary ("Hercon Laboratories"), decreased due primarily to the absence of sales to a former domestic distributor in 1997 who accounted for approximately 12% of the Company's sales for the nine months ended September 30, 1996. The most recent sales to this distributor were during the fourth quarter of 1996. In August 1996, this former distributor obtained approval from the United States Food and Drug Administration for the manufacture and sale of its own nitroglycerin patches and now competes with the Company's nitroglycerin patches. Sales to the Company's current domestic distributors of nitroglycerin patches also decreased during the nine months ended September 30, 1997, as compared to the same period in 1996. The synthetic fabrics sales decrease is due primarily to lower sales of industrial and health-care fabrics. During the first half of 1997, in anticipation of increased market pressures and delays in approvals from the FDA for the sale of new nitroglycerin patches, the Company undertook an organizational restructuring which is expected to reduce annual payroll-related expenses by approximately $1,600,000. While the Company hopes to receive approvals for its new nitroglycerin patches in 1998, no assurances can be made that any new nitroglycerin patches will be approved by the FDA. Moreover, the Company's ability to exploit its new nitroglycerin products may be limited in the absence of a favorable resolution to its litigation with Key (See Note 5 above and discussion below).

Net sales decreased $1.6 million, or 14% for the quarter ended September 30, 1997 as compared to the same period in 1996. The decrease is due primarily to decreases in sales of transdermal nitroglycerin patches of $2.0 million offset by increased sales of synthetic fabrics and environmental products of $.3 million and $.1 million, respectively. The transdermal nitroglycerin patch sales decrease is attributable to the factors noted above. The synthetic fabrics sales increase of $.3 million is due primarily to increased sales at the Company's Pacific Combining subsidiary ("Pacific").

Gross profit decreased $4.6 million, or 40% for the nine months ended September 30, 1997 as compared to the same period in 1996. The decrease is due primarily to decreased gross profits for transdermal nitroglycerin patches and synthetic fabrics of $4.3 million and $.3 million, respectively. Gross profit as a percentage of net sales for the nine months ended September 30, 1997 and 1996 was 24% and 30%, respectively. Gross profit for transdermal nitroglycerin patches decreased $4.3 million due primarily to decreased domestic sales volumes. Gross profit for transdermal nitroglycerin patches as a percentage of net sales for the nine months ended September 30, 1997 and 1996 was 43% and 58%, respectively. Lower transdermal nitroglycerin patch margins also reflect the allocation of fixed costs over decreased revenue.

                           HEALTH-CHEM CORPORATION               Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 9



Gross profit for synthetic fabrics decreased $.3 million reflecting a $.4 million decrease for Pacific offset by a $.1 million increase for the Company's Herculite Products subsidiary ("Herculite"). Plant overhead decreased $1.0 million, including a $.5 million decrease for payroll-related expenses, for the nine months ended September 30, 1997 as compared to the same period in 1996 reflecting, in part, the organizational restructuring and cost reduction program.

Gross profit decreased $1.2 million, or 34% for the quarter ended September 30, 1997 as compared to the same period in 1996. The decrease is due primarily to decreased gross profits for transdermal nitroglycerin patches of $1.2 million. Plant overhead decreased $.5 million, including a $.2 million decrease for payroll-related expenses, for the quarter ended September 30, 1997 as compared to the same period in 1996.

Selling, general and administrative expenses decreased $.2 million for the nine months ended September 30, 1997 as compared to the corresponding period in 1996. The decrease is due primarily to lower payroll-related costs. Selling, general and administrative expenses were about the same for the quarter ended September 30, 1997 as compared to the same period in 1996.

Legal expenses decreased $1.7 million and $.9 million for the nine months and quarter ended September 30, 1997 respectively, as compared to the same period in 1996. The decreased legal expenses are due primarily to reduced activity associated with the defense of the action brought by Key against Hercon Laboratories, for which a two-week trial was completed in October 1996 (See
Note 5 above).

Research and development expenses were approximately the same for the nine months ended September 30, 1997 as compared to the same period in 1996. Payroll related expenses decreased $.3 million reflecting the organizational restructuring changes; however, this decrease was more than offset by higher outside clinical testing expenses. Research and development expenses increased $.2 million for the quarter ended September 30, 1997 as compared to the same period in 1996. These increases are due primarily to higher outside clinical testing expenses. The Company expects total research and development expenses related to pharmaceutical products in 1997 to be lower than 1996 levels.

Net interest expenses increased $.3 million and $.2 million for the nine months and quarter ended September 30, 1997 respectively, as compared to the same periods in 1996. These increases are due primarily to higher average outstanding balances on borrowings.

Other income decreased $.1 million for both the nine months and quarter ended September 30, 1997 respectively, as compared to the same periods in 1996. These decreases are due primarily to nonrecurring proceeds received in the third quarter of 1996 related to a settlement of a lawsuit.

Loss from operations before taxes and minority interest for the nine months and quarter ended September 30, 1997 increased $3.1 million and $.9 million, respectively, as compared to the same period in 1996 due primarily to the factors discussed above. Income tax provision or benefit varies with the amount of income or loss from operations before income taxes (See Note 2).

The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full years.

                          HEALTH-CHEM CORPORATION                 Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS       Page 10


Liquidity and Capital Resources

The following measures of liquidity are derived from the Company's Consolidated Financial Statements:
                                                 September 30,   December 31,
                                                     1997            1996

Working Capital (current assets less current
  liabilities, in thousands)                         <$2,130>        $6,927

Current Ratio (current assets/current liabilities)        .9            1.9

Quick Ratio (cash & receivables/current liabilities)      .3             .7


Working capital decreased $9.1 million from December 31, 1996 to September 30, 1997 due to an increase of $9.7 million in current liabilities partially offset by an increase of $.6 million in current assets. Accounts receivable and other current assets increased $540,000 and $153,000 respectively, while inventory and deferred taxes decreased $38,000 and $42,000, respectively. The increase in accounts receivable reflects increased levels of sales for the month of September 1997 as compared to lower sales levels for the month of December 1996. The increase in current liabilities is due primarily to increases of $9.0 million in short-term debt and $722,000 in accrued expenses and other current liabilities partially offset by a $105,000 decrease in accounts payable. The increase in short-term debt is due to a reclassification of the Company's outstanding debt with IBJ Schroder Bank & Trust Company ("IBJS") (see below). The accounts payable decrease reflects a decrease in legal fees related to the defense of Hercon Laboratories in its litigation with Key (see Note 5 above) and a decrease in raw material purchases related to lower sales levels of transdermal nitroglycerin patches. Accrued expenses and other current liabilities increased $722,000 due primarily to a reclassification of a portion of the Company's subordinated debentures from long-term debt to current liabilities and an increase in accrued interest.

Cash used for operations for the nine months ended September 30, 1997 was $2.1 million as compared to cash provided by operations of $3.0 million for the same period in 1996. This decrease is due primarily to lower sales volumes and decreased gross profits for 1997 as compared to 1996. Investing activities for the nine months ended September 30, 1997 provided cash of $.3 million as compared to cash used for investing of $2.1 million for the same period in 1996. This increase is due primarily to lower additions to property, plant and equipment for 1997 which reflects the completion of spending on the new laminating line for Pacific. Financing activities for the nine months ended September 30, 1997 provided $1.8 million of cash required to fund operations, thus increasing long-term debt as compared to the same period in 1996 when $1.0 million of cash generated by operations was used to reduce long-term debt.

The Company expects to meet $.5 million of debenture interest payments on its convertible subordinated debentures each April and October and other periodic interest payments out of working capital. The required $1.5 million sinking fund payment on the Company's subordinated debentures due on April 15, 1997 was satisfied by application of $.5 million debentures previously repurchased and by the Company's redemption of an additional $1.0 million of debentures. In market transactions throughout the nine months of 1997, the Company purchased $145,000 principal amount of its subordinated debentures for $142,000. Debentures may be repurchased and retired throughout the year or if debentures are not available for purchase, the Company has an option to call for redemption the amount required to meet 1998 sinking fund requirements.


                         HEALTH-CHEM CORPORATION                  Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS       Page 11



The Company has not paid cash dividends and does not anticipate paying such dividends on its common stock in the foreseeable future.

On January 9, 1997, the Company replaced a $6,000,000 line of credit and a $1,750,000 term loan from The First National Bank of Maryland ("First National") with an aggregate of up to $15,000,000 in senior secured financing from IBJS. Pursuant to a Revolving Credit Term Loan and Security Agreement ("Loan Agreement") dated as of January 9, 1997, the Company will be provided with up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. Proceeds from borrowings under the Loan Agreement were used by the Company to repay outstanding indebtedness under the aggregate $7,750,000 facility with First National and are also used to repurchase, repay and/or redeem up to $7,000,000 of the Company's 10 3/8% Convertible Subordinated debentures due April 15, 1999, as market conditions warrant, and for general working capital purposes. Advances on the term loan are limited to $4,000,000 until such time as the litigation between Hercon Laboratories and Key is resolved in such a way as to be immaterial on the future operations of the Company.

At September 30, 1997 the Company had borrowed $6.3 million on its revolving line of credit from IBJS and $2.7 million on the term loan. A $1.1 million increase in the term loan, made in the second quarter, was used to purchase the Company's convertible subordinated debentures to meet the April 1997 sinking fund requirements. The revolving credit line bears interest at the Bank's prime rate and the term loan bears interest at the Bank's prime rate plus .375%. Borrowings under the IBJS facility are collateralized by a pledge of substantially all of the assets of the Company. The Company will pay a facility fee of 3/8 of 1% on the amount of the unused available financing facility. The borrowing agreement, which expires on January 9, 2002, contains various covenants which, among other things, require the Company to maintain specified ratios of net worth, current ratio, fixed charge coverage, minimum level of earnings before taxes, depreciation and amortization and limits capital expenditures. The Company was not in compliance with the net worth, current ratio, fixed charge coverage and the minimum level of earnings before taxes, depreciation and amortization covenants at September 30, 1997. This resulted in a reclassification of amounts outstanding under the line of credit and term loan to short-term debt. IBJS has granted the Company a waiver for these covenants. The Company is currently in negotiations with IBJS to amend the facility and anticipates a successful completion of these negotiations prior to the end of December 1997.

The $8,000,000 revolving credit line borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The eligible amount is evaluated monthly. For the nine months ended September 30, 1997, the maximum eligible amount of the $8,000,000 revolving credit line, has ranged from $6,460,000 to $7,385,000, or from 81% to 92%.

The Company's debt to equity ratio was 6:1 at September 30, 1997 and 4:1 at December 31, 1996. The increase is due primarily to current year losses.

Management believes anticipated expenditures in 1997 such as capital expenditures, research and development costs and other operating expenses will be financed by the utilization of the Company's credit facility from IBJS.
The term loan portion of up to $7,000,000 of the overall $15,000,000 credit facility from IBJS will be used for the repurchasing of debentures. The Company anticipates capital expenditures for property, plant and equipment in 1997 to decrease from the $2.2 million expended in 1996 to approximately $.5 million. These capital expenditures will primarily consist of manufacturing equipment. At September 30, 1997 the Company had expended $297,000 for capital expenditures for property, plant and equipment in 1997.

                                                                    Part II
                                                                     Item 1
                                                                    Page 12

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 5 of the Notes to Consolidated Financial Statements for an update on the litigation between Key Pharmaceuticals, Inc. and Hercon Laboratories Corporation.


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits - none.

(b) During the three months ended September 30, 1997 the Company did not file any reports on Form 8-K.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                   HEALTH-CHEM CORPORATION


November 13, 1997                  /s/  Marvin M. Speiser
                                   By:  Marvin M. Speiser
                                        Chairman of the Board and President
                                        (Principal Executive Officer)



                                   /s/  Paul R. Moeller
                                   By:  Paul R. Moeller
                                        Vice President - Finance
                                        (Principal Financial Officer)
