Form 10-K
period 1997-12-31
HEALTH CHEM CORP
filed 1998-03-26
CIK 46428

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

For the fiscal year ended December 31, 1997     Commission File Number 1-6787

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

As of February 28, 1998, 7,982,424 shares of the registrant's Common Stock were outstanding. The aggregate market value of the Common Stock (based on the closing price on such date) held by non-affiliates was approximately $3.0 million.

                     DOCUMENTS INCORPORATED BY REFERENCE

The information responsive to Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1998.

The Exhibit Index appears on page 43.

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

Herculite and Pacific, which maintain facilities in Pennsylvania and California, manufacture and market multilayered synthetic fabrics which are sold domestically and internationally to health-care, industrial, military, automotive, marine and institutional markets. The manufacturing process of these products involves laminating and or coating layer(s) of vinyl, urethane or polyolefins to a synthetic textile. The result is a strong and durable fabric.

Fabrics for industrial use include heavy-duty, and high visibility fabrics, and a variety of custom engineered fabrics. Some of the applications for these fabrics include tension structures, commercial tents and awnings, livestock curtains for poultry, cattle and hogs, commercial wall covering, banners, inflatable bladders for air mattresses, tennis court wind screens, fabrics for use in motor homes, swimming pool and spa covers, gymnasium pads, mats and trampolines, long-term storage covers for military and commercial equipment and fabrics for use in nuclear power plants.

Herculite's Staph-Chek(R) products employ molecular migration technology to make them self-deodorizing and anti-bacterial. A wide variety of thicknesses and colors are sold to manufacturers of institutional mattresses, pillows, laundry carts, shower and cubicle curtains and many related products. Herculite's 'Lectrolite(R) fabric is engineered electrically conductive. By dissipating static electricity it helps reduce the hazard of explosion in flammable, gaseous atmospheres. It is sold to manufacturers of pads for various types of hospital equipment and operating room tables, and to manufacturers in the computer industry to reduce static problems. Herculite's latest health care innovation is a family of engineered Staph-Check(R) fabrics for low air loss and pressure relief applications. Herculite and Pacific are also actively engaged in development of product improvements and innovations to capture existing and new market opportunities for fabric reinforced composites. Pacific has recently installed new coating and lamination equipment to manufacture specialty fabrics for a variety of markets including some not currently served by the Company. These include the automotive and certain sporting goods markets.

The Company's fabric products are sold to more than 1,600 customers by a sales force consisting of several sales and marketing executives, 23 domestic manufacturers representatives, and sales agents in Europe and other parts of the world. The Company also distributes its fabric products through a network of 59 domestic and foreign distributors.

The Company also employs molecular migration technology to manufacture very different controlled release products.

Hercon Environmental manufactures and distributes controlled release dispensers and pheromone products for insect control and household use. Insecticide or insect pheromone products are contained in insoluble, vinyl dispensers to kill, trap or monitor insects as part of safer, more ecologically sound pest management programs. These products are sold to industry, farmers, the United States Department of Agriculture, and a variety of state agencies. Sales are effected primarily by a three person sales team. In an effort to decrease the seasonality and cyclical nature of Hercon Environmental's business, the Company plans to develop markets in the southern hemisphere. Additional new products are being developed through joint programs with governmental and private enterprises.

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

Since 1986, Hercon Laboratories has manufactured a transdermal nitroglycerin patch which was the first such product introduced for the generic market in the U.S. This product is used for transdermal relief of vascular and cardiovascular symptoms related to angina pectoris. The Company sells the transdermal nitroglycerin patch to pharmaceutical companies who distribute it in the United States and in Europe. The Company is currently awaiting FDA approval of applications to market its improved transdermal nitroglycerin products which are thinner, smaller, more comfortable transparent patches. Some of these applications are the subject of a lawsuit instituted by Key Pharmaceuticals, Inc. (see Item 3. Legal Proceedings). In addition to its nitroglycerin transdermal products, the Company is also developing transdermal products for hormone replacement therapies. There can be no assurance that FDA filings for any additional products will be effected or that FDA approval for any additional products will be obtained.

The Company has additional products in early development and is conducting a number of feasibility studies on drugs to be developed independently or for client companies.


RESEARCH AND DEVELOPMENT

The Company's pharmaceutical research and development laboratory facilities are maintained at Transderm's York, Pennsylvania facilities. Independent laboratories are often engaged for special projects. Research and development for the Company's synthetic fabric operations are conducted at the Company's York and Los Angeles, California facilities. The York facilities also serve the Company's environmental product operations. The Company currently utilizes the skills of approximately 9 full-time employees with varying technical backgrounds, including pharmaceutics and pharmaceutical sciences, to conduct its research and development efforts. See the Consolidated Statements of Operations for the amount of research and development costs incurred during 1997, 1996 and 1995.


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


CUSTOMERS;  GOVERNMENT CONTRACTS

There was no single customer nor, to the Company's knowledge, any group of affiliated customers to which sales during the fiscal year ended December 31, 1997 were in the aggregate equal to 10% or more of the Company's consolidated net sales. Government contracts are not material to the Company's consolidated net sales.


EMPLOYEES

The Company employs approximately 206 employees, of whom 83 are covered by collective bargaining agreements. Union employees of the Company are covered by three collective bargaining agreements, two with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO ("R.W.D.S.U.") and one with the Stove, Furnace and Allied Appliance Workers International Union of North America ("S.F.A.A.W."). The R.W.D.S.U. agreements are for a three year period ending December 10, 1998 and a five year period ending December 18, 2002. The S.F.A.A.W. agreement is for a five year period ending March 2, 1999. All contracts are subject to annual renewal thereafter. The Company believes its relations with employees are good.

ITEM 2.  PROPERTIES

The following table lists the principal facilities owned or leased by the Company as of December 31, 1997. In the opinion of management, the facilities are adequate for their purposes.

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

York, PA            61,000       (owned)     Pharmaceutical production,
                                              warehouse, research
                                              facility & office

York, PA           278,000 (1)   (owned)     Production, warehouse,
                                              & office

Los Angeles, CA     30,000        2/99       Production, office and
                                              warehouse; synthetic
                                              fabrics

Los Angeles, CA     25,000        6/98       Warehouse; synthetic
                                              fabrics

Los Angeles, CA     10,300        2/99       Warehouse; synthetic
                                              fabrics


(1) Non-affiliated tenants lease approximately 114,000 square feet under a lease expiring in August 1998. The monthly lease payment is approximately $31,000 which includes payment for a prorated share of utilities.


ITEM 3.  LEGAL PROCEEDINGS

(a) In August 1995, Key Pharmaceuticals, Inc., a subsidiary of Schering-Plough Corporation ("Key"), commenced an action against Hercon Laboratories in the United States District Court for the District of Delaware alleging that Hercon Laboratories' submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon Laboratories' transdermal nitroglycerin products, for which Hercon Laboratories is awaiting FDA approval, constitutes infringement of Key's patent for its Nitro-Dur(R) products. Key seeks certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. Hercon Laboratories denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon Laboratories has not infringed and does not infringe any claim of the patent. Hercon Laboratories has counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. A two-week, non-jury trial was completed on October 10, 1996. On September 30, 1997, the Delaware District Court ruled in favor of Key on its infringement claim and on Hercon's claim that Key's patent is invalid and unenforceable. On October 29, 1997, Hercon filed an appeal against the Delaware District Court's judgment to the United States District Court for the Federal Circuit in Washington, DC. On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. Hercon has appealed to the United States Court of Appeals for the Federal Circuit in Washington, D.C. from both the September 30, 1997 judgment and the December 17, 1997 injunction. The appeals were consolidated on January 23, 1998 and are now in the briefing stage. Management believes that Hercon has strong grounds for appeal.

(b) In October 1995, Gershon Yormack, a stockholder of the Company, initiated an action against the Company, its directors and Transderm in the Delaware Chancery Court (New Castle County) in which he sought injunctive and declaratory relief with respect to certain options to purchase Transderm common stock granted to each of Marvin M. Speiser, the Company's Chairman of the Board and President, and Robert D. Speiser, the Company's Executive Vice President. Pursuant to Employment Agreements entered into in April 1995, in November 1995 the Company caused Transderm to issue an option to purchase shares of Transderm's common stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser. The plaintiff alleges that this exercise price, which is the same per share price as the subscription price for Transderm common stock offered by the Company to stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995) was substantially less than the fair market value of such Transderm common stock. In June 1997, the defendants filed an answer denying all material allegations and seeking dismissal of the complaint. Management believes that the claims are without merit and is defending the action vigorously. The action is in the discovery stage.

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

In July 1997, motions to dismiss the action were brought independently on behalf of the plaintiffs and the defendants, respectively. Common to both motions was the ground that the claims are moot. Plaintiffs' motion included a petition for an award of attorneys' fees and expenses. The defendants have vigorously opposed any award of attorneys' fees on several grounds, including the absence of any "benefit" conferred upon the Company by the bringing of the action. The Chancery Court heard oral argument on the issue of attorneys' fees on February 18, 1998. The Company is awaiting a decision from the Court.

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




FORM 10-K                                                            PART II



ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS


The Company's Common Stock is traded on the American Stock Exchange, Inc. under the symbol HCH.

The following information indicates the range of sale prices at which the Company's Common Stock traded on the American Stock Exchange, Inc. during the past two years:

                             1997                     1996

            QUARTER      High     Low             High     Low
            1st         1  3/16     3/4          1 7/8    1 3/8
            2nd           15/16    11/16         2 1/2    1 5/8
            3rd           15/16     3/4          1 3/4    1 3/16
            4th         1           1/2          1 3/8      7/8


There were approximately 1,472 holders of record of the Company's Common Stock as of February 28, 1998.

The Company has not paid cash dividends on its Common Stock during the five years ended December 31, 1997. See Note 4 to the Consolidated Financial Statements concerning restrictions on the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA (In thousands, except per share data)



                                           Year Ended December 31,
                                  1997     1996     1995     1994     1993

Net sales                      $37,720  $47,565  $46,544  $46,930  $44,869

<Loss> income before
  extraordinary gain           $<3,275> $<1,327> $  <297> $ 1,415  $ 2,557

Extraordinary gain from
  repurchase of subordinated
  debentures                        17        5        7        5       75

NET <LOSS> INCOME              $<3,258> $<1,322> $  <290> $ 1,420  $ 2,632


Earnings per common share (basic & diluted):

<Loss> income before
  extraordinary gain           $  <.41> $  <.17> $  <.04> $   .18  $   .33

Extraordinary gain from
  repurchase of subordinated
  debentures                       .00      .00      .00      .00      .01

NET <LOSS> INCOME PER SHARE    $  <.41> $  <.17> $  <.04> $   .18  $   .34

Dividends per share            $     0  $     0  $     0  $     0  $     0

Total assets                   $29,936  $32,413  $33,653  $32,177  $29,162

Long-term debt (including
 current portion)              $17,765  $16,483  $17,616  $15,358  $14,625




















See Item 8 herein for more detailed financial information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks and uncertainties, including those referred to herein and in the Company's Reports on Form 10-Q, which could cause actual results to differ materially from the forward-looking statements.

Year ended December 31, 1997 versus December 31, 1996

Net sales decreased $9.8 million, or 21% for the twelve months ended December 31, 1997 as compared to the same period for 1996. The decrease is due primarily to decreases in sales of transdermal nitroglycerin patches and synthetic fabrics of $6.8 million and $2.9 million, respectively. Sales of transdermal nitroglycerin patches, manufactured and marketed by Hercon Laboratories decreased due primarily to the absence of sales to a former domestic distributor and current competitor of the Company who accounted for approximately 10% of the Company's sales for the year ended December 31, 1996. Sales to both of the Company's current domestic distributors of nitroglycerin patches also decreased during 1997 as compared to 1996. During the first half of 1997, in anticipation of increased market pressures and delays in approvals from the United States Food and Drug Administration ("FDA") for the sale of new nitroglycerin patches, the Company undertook an organizational restructuring which is expected to reduce annual payroll-related expenses by approximately $1,600,000. While the Company hopes to receive approvals for its new nitroglycerin patches in 1998, no assurances can be made that any new nitroglycerin patches will be approved by the FDA. Moreover, the Company's ability to exploit its new nitroglycerin products may be limited in the absence of a favorable resolution to its litigation with Key. (See Note 8 of the Notes to Consolidated Financial Statements and discussion below.) The synthetic fabrics sales decrease is due primarily to lower sales of industrial fabrics, eliminating unprofitable business including certain government contracts and lower demand from certain customers.

Gross profit decreased $4.7 million, or 35%, for the twelve months ended December 31, 1997 as compared to the same period in 1996. Gross profit as a percent of sales was 24% for the twelve months ended December 31, 1997 and 29% for the same period in 1996. Gross profit for transdermal nitroglycerin patches and synthetic fabrics decreased $4.7 million and $149,000 respectively, while environmental products gross profit increased $113,000 as compared to the same period in 1996. Plant overhead decreased $1.2 million, including a $.6 million decrease for payroll-related expenses, for the twelve months ended December 31, 1997 as compared to the same period in 1996 reflecting, in part, the organizational restructuring and cost reduction program. Transdermal nitroglycerin patch gross profit decreased due primarily to decreased domestic sales volumes of higher margin products. Transdermal nitroglycerin patch plant overhead decreased $630,000, including a $450,000 decrease for payroll-related expenses, for the year ended December 31, 1997 as compared to the same period in 1996 reflecting, in part, the organizational restructuring. The synthetic fabrics gross profit decrease is due primarily to lower gross profit of $489,000 at Pacific Combining partially offset by higher gross profit of $340,000 at Herculite. Herculite's gross profit increased $340,000 despite lower sales volumes of $1.5 million due primarily to utilizing the computerized inventory management system to improve the manufacturing process and implement cost reduction efforts and by identifying and eliminating unprofitable business including certain government contracts. In 1998, management will continue to apply manufacturing methods and cost reduction techniques proven at Herculite, to Pacific in efforts to improve gross profit results. Plant overhead for synthetic fabrics decreased $548,000, including a $205,000 decrease for payroll-related expenses, for the twelve months ended December 31, 1997 as compared to the same period in 1996 reflecting, in part, the organizational restructuring and cost reduction program. Environmental products gross profit increased $113,000 due primarily to decreased plant overhead expenses along with improved product mix.

Selling, general and administrative expenses decreased $.4 million for the twelve months ended December 31, 1997 as compared to the corresponding period in 1996. The decrease is due primarily to lower payroll-related expenses of $.2 million and $.1 million for consulting service expenses related to the Company's applications with the FDA to market improved transdermal nitroglycerin products.

Legal expenses decreased $2.2 million for the twelve months ended December 31, 1997 as compared to the same period in 1996. The decreased legal expenses are due primarily to reduced activity associated with the defense of the action brought by Key against Hercon Laboratories (See Note 8 of the Notes to Consolidated Financial Statements).

Research and development expense decreased $.2 million for the twelve months ended December 31, 1997 as compared to the same period in 1996. Payroll-related expenses decreased $.5 million reflecting the organizational restructuring while outside testing and clinical material expenses increased $.6 million. All other increases and decreases were not individually significant. The Company expects total research and development expenses related to pharmaceutical products in 1998 to be lower than 1997 levels.

Net interest expense increased $.4 million for the twelve months ended December 31, 1997 as compared to the same period in 1996 due primarily to higher average outstanding balances on borrowings.

Other income - net decreased $46,000 for the twelve months ended December 31, 1997 as compared to the same period in 1996. The decrease is due primarily to nonrecurring proceeds received in the third quarter of 1996 related to the settlement of a lawsuit.

Loss from operations before taxes and minority interest increased $2.3 million for the twelve month period ended December 31, 1997 as compared to the corresponding period in 1996 due primarily to the loss of sales and gross profits for transdermal nitroglycerin patches partially offset by a decrease in legal expenses related to the Key litigation.

The Company reported a $1.2 million tax benefit on a $4.5 million loss from operations for the twelve months ended December 31, 1997 as compared to a $.9 million tax benefit on a $2.2 million loss from operations in 1996. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes. In 1997, the Company recorded a valuation allowance of $371,000 against current year tax assets.
In 1996, a tax benefit was increased by adjustments to reserves for a settlement with a local taxing authority of disputed tax assessments pertaining to prior years of $69,000 and a reversal of a portion of the valuation allowance amounting to $25,000. Note 12 to the accompanying consolidated financial statements presents a reconciliation of taxes on income for 1997 and 1996.

Minority interest represents a 1.5% interest of a former Hercon Laboratories president in the equity of Hercon Environmental.

Year ended December 31, 1996 versus December 31, 1995

Net sales increased $1.0 million, or 2% for the twelve months ended December 31, 1996 as compared to the same period for 1995. The increase was due primarily to increases in sales of synthetic fabrics and environmental products of $.8 million and $.5 million, respectively, partially offset by a $.3 million decrease in sales of the Company's transdermal nitroglycerin patches. The synthetic fabrics sales increase was due principally to higher industrial fabrics sales which includes increased governmental and agricultural sales. Environmental products sales increased due primarily to several new insect mating disruptant products introduced in early 1996. Sales of transdermal nitroglycerin patches manufactured and marketed by Hercon Laboratories decreased due primarily to lower sales to a former domestic distributor of the Company, which obtained approval from the FDA for the manufacture and sale of its own nitroglycerin patches in August 1996. This former distributor, which currently competes with the Company in the nitroglycerin patch market, accounted for approximately 10% and 14% of the Company's sales for the years ended December 31, 1996 and December 31, 1995, respectively. Sales to all of the Company's other domestic distributors of nitroglycerin patches increased for the twelve months ended December 31, 1996 as compared to the same period in 1995.

Gross profit increased $.4 million, or 3%, for the twelve months ended December 31, 1996 as compared to the same period in 1995. Gross profit as a percent of sales was 29% for both of the twelve month periods ended December 31, 1996 and 1995. Gross profit for synthetic fabrics increased $.8 million while transdermal nitroglycerin patch gross profit decreased $.4 million as compared to the same period in 1995. The synthetic fabrics gross profit increase was primarily a result of greater sales volumes, improved manufacturing variances and lower raw material costs. Reducing manufacturing variances and lowering raw material costs were the primary focus of cost reduction efforts in 1996. Transdermal nitroglycerin patch gross profit decreased due primarily to decreased domestic and foreign sales volumes of higher margin products. Gross profit as a percent of sales for transdermal nitroglycerin patches was 58% for the twelve months ended December 31, 1996 as compared to 60% for the same period in 1995 reflecting decreased domestic sales volumes offset partially by domestic price increases and reduced operating costs.

Selling, general and administrative expenses increased $.7 million for the twelve months ended December 31, 1996 as compared to the corresponding period in 1995. The increase was due primarily to higher 1996 payroll-related expenses of $.3 million, including $.1 million related to pension accruals, and $.2 million for consulting costs primarily related to the Company's efforts of obtaining approval from the FDA for its new nitroglycerin patches. These and other increases were partially offset by decreased sales commissions and royalty expense.

Legal expenses increased $2.4 million for the twelve months ended December 31, 1996 as compared to the same period in 1995. In August 1995, Key commenced an action against Hercon Laboratories relating to some of Hercon Laboratories' improved transdermal nitroglycerin products. The increased legal expenses were primarily due to the costs related to the defense of this action, including preparing for and conducting a two-week trial which was completed on October 10, 1996 (See Note 8 of the Notes to Consolidated Financial Statements).

Research and development expense decreased $.7 million for the twelve months ended December 31, 1996. Lower outside testing and clinical material expenses related to pharmaceutical products research, along with lower product development costs related to synthetic fabrics research contributed to the decrease.

Net interest expense decreased $.1 million for the twelve months ended December 31, 1996 as compared to the same periods in 1995 due primarily to capitalized interest related to new equipment under construction.

Other income - net decreased $33,000 for the twelve months ended December 31, 1996 as compared to the same period in 1995. The decrease was due primarily to 1995 non-recurring income-producing items.

Loss from operations before taxes and minority interest increased $1.9 million for the twelve month period ended December 31, 1996 as compared to the corresponding period in 1995 due primarily to the increase in legal expenses related to the litigation described above.

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


Liquidity and Capital Resources

The following measures of liquidity are drawn from the Company's Consolidated Financial Statements:
                                                          December 31,
                                                         1997     1996

            Working capital (current assets less
              current liabilities, in thousands)       $5,698   $6,927
            Current ratio (current assets/
              current liabilities)                        1.8      1.9
            Quick ratio (cash and receivables/
              current liabilities)                         .6       .7


Working capital decreased $1.2 million from December 31, 1996 to December 31, 1997 due to a $1.7 million decrease in current assets partially offset by a $.5 million decrease in current liabilities. Accounts receivable and accounts payable decreased $1.1 million and $.8 million, respectively, while accrued expenses and other current liabilities increased $.8 million. The accounts receivable decrease reflects lower sales volumes for transdermal nitroglycerin patches and synthetic fabrics. The accounts payable decrease reflects lower expenses related to cost reduction efforts and a reduction in amounts payable to raw material vendors. Accrued expenses and other current liabilities increased $.8 million due primarily to a $.6 million increase in the current portion of long-term debt (See Note 4 of the Notes to Consolidated Financial Statements.) Deferred taxes-current and income taxes payable-federal were reclassified to deferred taxes-non-current.

Cash used for operations for the twelve months ended December 31, 1997 was $1.8 million as compared to cash provided by operations of $2.4 million for the same period in 1996. The decrease is due primarily to increasing inventories of $.2 million and decreasing accounts payable of $.8 million in 1997 as compared to decreasing inventories of $1.7 million and increasing accounts payable of $1.3 million in 1996. Investing activities for the twelve months ended December 31, 1997 provided cash of $.5 million as compared to the same period in 1996 which used cash of $1.4 million. This increase is due primarily to lower additions to property, plant and equipment for 1997 which reflects the completion of the new production line for Pacific in early 1997. Financing activities for the twelve months ended December 31, 1997 provided $1.3 million of cash as compared to the same period in 1996 which consumed $1.1 million of cash. In 1997, financing activities provided cash for operations, compared to 1996 when cash from operations was used by financing activities to reduce outstanding debt.

The Company has not paid cash dividends and does not anticipate paying such dividends on its common stock in the foreseeable future.

On January 9, 1997, the Company replaced a $6,000,000 line of credit and a $1,750,000 term loan from The First National Bank of Maryland ("First National") with secured financing from IBJ Schroder Business Credit Corporation (formerly IBJ Schroder Bank & Trust Company) ("IBJS"). Pursuant to a Revolving Credit Term Loan and Security Agreement ("Loan Agreement") dated as of January 9, 1997, the Company was provided with up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. Proceeds from borrowings under the Loan Agreement were used by the Company to repay outstanding indebtedness under the aggregate $7,750,000 facility with First National. The term loans were intended to be used to repurchase, repay and/or redeem up to $7,000,000 of the Company's 10 3/8% Convertible Subordinated Debentures due April 15, 1999, as market conditions warrant. Term loan advances were limited to $4,000,000 until the resolution of the litigation between Hercon Laboratories and Key in such a way as to be immaterial on the future operations of the Company.

Borrowings under the IBJS facility are collateralized by a pledge of substantially all of the assets of the Company. The Loan Agreement, which expires on January 9, 2002, was subject to various covenants which, among other things, required the Company to maintain specified ratios of net worth, current ratio, fixed charge coverage, minimum level of earnings before taxes, depreciation and amortization and limits capital expenditures. On January 21, 1998, the Company entered into a First Amendment ("Amendment") to the Loan Agreement with IBJS. The Amendment, among other things, amends the terms for drawing upon the term loan and amends certain financial covenants effective with the December 31, 1997 covenants. At December 31, 1997, the Company was in compliance with the covenants, as amended. Pursuant to the Amendment, the maximum term loan amount was reduced to $3,998,000 from $7,000,000 providing an aggregate of up to $11,998,000 in senior secured financing. The interest rates on the revolving credit line and term loans increased to IBJS's prime plus .50% and IBJS's prime plus .875%, respectively. These rates are subject to a .25% decrease upon IBJS's satisfactory review of the financial statements for the year ended December 31, 1998. The Company pays a facility fee of 3/8 of 1% on the amount of the unused available financing facility.

At December 31, 1997 the Company had borrowed $5.8 million on its revolving line of credit from IBJS and $2.7 million in term loans. A $1.1 million term loan increase in the second quarter of 1997 was used to purchase the Company's convertible subordinated debentures to meet the April 1997 sinking fund requirements. The $8,000,000 revolving credit line borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The eligible amount is evaluated monthly. For the twelve months ended December 31, 1997, the maximum eligible amount of the $8,000,000 revolving credit line, has ranged from $6,215,000 to $7,385,000, or from 78% to 92%.

The Company expects to meet $.5 million of debenture interest payments on its convertible subordinated debentures each April and October and other periodic interest payments out of working capital. The required $1.5 million sinking fund payment on the Company's subordinated debentures due on April 15, 1997 was satisfied by application of $.5 million debentures previously repurchased and by the Company's redemption of an additional $1.0 million of debentures. In market transactions throughout the twelve months of 1997, the Company purchased $.2 million principal amount of its subordinated debentures for $.2 million. Additional debentures may be repurchased and retired or if debentures are not available for purchase, the Company has an option to call for redemption the amount required to meet sinking fund requirements. The Company has elected to satisfy the 1998 sinking fund requirement by application of $.3 million of debentures previously repurchased or redeemed, of which $.1 million were purchased in 1996, and by calling for redemption of the remaining $1.2 million. The Company intends to fund this redemption of $1.2 million in April 1998 through a term loan pursuant to the Loan Agreement, subject to IBJS's satisfactory review of the financial statements for the month ended March 31, 1998, including compliance with all financial covenants. The Company expects to be in compliance with all financial covenants at March 31, 1998.

The Company's debt to equity ratio increased to 7:1 at December 31, 1997 and was 4:1 at December 31, 1996. The Company's debt to equity ratio increased at December 31, 1997 reflecting a $3.3 million net loss for the twelve months ended.

Management believes anticipated expenditures in 1998 such as capital expenditures, research and development costs and other operating expenses will be financed by cash generated from operations and the utilization of the Company's credit facility from IBJS. The term loan portion of up to $3,998,000 of the overall $11,998,000 credit facility from IBJS will be used for the repurchasing of debentures. The Company anticipates capital expenditures for property, plant and equipment in 1998 not to exceed $1.3 million. These capital expenditures will primarily consist of manufacturing equipment. At December 31, 1997 the Company had expended $321,000 for capital expenditures for property, plan and equipment in 1997.


Inflation

The Company believes that inflation has not had a material effect upon its results of operations and liquidity and capital resources for any of the periods presented.


Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be resolved. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project no later than June 30, 1999. The total cost of the Year 2000 project is estimated at $100,000 and is being funded through operating cash flows. The total project cost will be expensed as incurred over the next two years and is not expected to have a material effect on the results of operations. To date, the Company has not incurred any external costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Implementation of New Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company does not expect the implementation of SFAS 130 to have a material impact on the consolidated financial statements of the Company.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company is still evaluating the impact of SFAS 131 on segment disclosures.

ITEM 8.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements.

                                                                PAGE

Report of Independent Accountants                                 17

Consolidated Balance Sheets - December 31, 1997 and 1996       18-19

Consolidated Statements of Operations
  Years Ended December 31, 1997, 1996 and 1995                    20

Consolidated Cash Flow Statements
  Years Ended December 31, 1997, 1996 and 1995                 21-22

Consolidated Statements of Stockholders' Equity
  Years Ended December 31, 1997, 1996 and 1995                    23

Notes to Consolidated Financial Statements                     24-41

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
  of Health-Chem Corporation:

We have audited the accompanying consolidated financial statements and the financial statement schedules of Health-Chem Corporation and Subsidiary Companies as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health-Chem Corporation and Subsidiary Companies as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.

One South Market Square
Harrisburg, Pennsylvania
March 25, 1998



                           HEALTH-CHEM CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share amounts)



                        ASSETS                                December 31,
                                                            1997        1996
CURRENT ASSETS
   Cash and cash equivalents                             $   162     $   134
   Accounts receivable, net of allowances for
     doubtful accounts of $353 and $306                    4,194       5,337
   Inventories  (Note 2)                                   7,537       7,343
   Deferred taxes-current                                      0         554
   Other current assets                                    1,044       1,285
     Total Current Assets                                 12,937      14,653

PROPERTY, PLANT AND EQUIPMENT
   Land                                                      141         141
   Buildings                                               5,580       5,572
   Equipment and leasehold improvements                   23,788      19,079
   Construction-in-progress                                   87       4,709
     Total Property, Plant and Equipment                  29,596      29,501
   Less accumulated depreciation and amortization         17,704      15,934
     Net Property, Plant and Equipment                    11,892      13,567

NON-CURRENT ASSETS
   Notes receivable                                          900       1,200
   Cash surrender value of life insurance policies,
     net of loans of $1,313 and $1,084                     1,033       1,402
   Excess of cost over fair value of assets acquired         682         706
   Deferred taxes-non-current                              1,892         675
   Other non-current assets                                  600         210
     Total Non-Current Assets                              5,107       4,193

TOTAL ASSETS                                             $29,936     $32,413


Consolidated Balance Sheets are continued on the next page.


See Notes to Consolidated Financial Statements.








                           HEALTH-CHEM CORPORATION
                   CONSOLIDATED BALANCE SHEETS, CONTINUED
                    (In thousands, except share amounts)


                 LIABILITIES AND STOCKHOLDERS' EQUITY       December 31,
                                                            1997       1996
CURRENT LIABILITIES
   Accounts payable                                      $ 4,189    $ 5,026
   Accrued expenses and other current
     liabilities (Note 3)                                  2,884      2,132
   Income taxes payable (Note 12)                            166        568
     Total Current Liabilities                             7,239      7,726

LONG-TERM LIABILITIES
   10.375% convertible subordinated debentures
     (Notes 4 and 16)                                      8,000      9,500
   Long-term debt (Note 4)                                 8,270      6,082
   Other long-term liabilities                             2,530      1,949
   Minority interest (Note 17)                                11         12


COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY (Notes 9, 10 and 11)
   Preferred stock, par value $.01 per share;
     1,000,000 shares authorized, none issued                  0          0
   Convertible special stock, par value $.01
     per share; 750,000 shares authorized;
     738,667 shares issued, all of which are
     held in treasury                                          7          7
   Common stock, par value $.01 per share;
     50,000,000 shares authorized; 14,473,056
     shares issued; 7,982,424 shares outstanding
     in 1997 and 1996                                        145        145
   Additional paid-in capital                             18,286     18,286
   Less stockholder notes receivable (Note 16)              <148>      <148>
   Accumulated deficit                                    <6,721>    <3,463>
     Subtotal                                             11,569     14,827
   Less treasury stock                                    <7,683>    <7,683>
     Total Stockholders' Equity                            3,886      7,144

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $29,936    $32,413






See Notes to Consolidated Financial Statements.



                           HEALTH-CHEM CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)


                                                   Year Ended December 31,
                                                   1997      1996      1995
REVENUE:
  Net sales                                     $37,720   $47,565   $46,544
  Cost of goods sold                             28,804    33,922    33,264
  Gross profit                                    8,916    13,643    13,280

OPERATING EXPENSES:
  Selling, general and administrative
    expense                                       9,110     9,550     8,848
  Legal expense                                     557     2,732       363
  Research and development expense                2,576     2,808     3,555
  Net interest expense (Note 13)                  1,613     1,263     1,351
    Total operating expenses                     13,856    16,353    14,117

LOSS FROM OPERATIONS:                            <4,940>   <2,710>     <837>
  Other income - net                                434       479       512

LOSS FROM OPERATIONS BEFORE TAXES AND
MINORITY INTEREST:                               <4,506>   <2,231>     <325>
  Income tax benefit  (Note 12)                  <1,230>     <899>      <45>

LOSS BEFORE MINORITY INTEREST:                   <3,276>   <1,332>     <280>
  Minority Interest in loss <earnings>
    of subsidiary (Note 17)                           1         5       <17>

LOSS BEFORE EXTRAORDINARY GAIN:                  <3,275>   <1,327>     <297>
  Extraordinary gain from repurchase of
    subordinated debentures (Note 14)                17         5         7

NET LOSS                                        $<3,258>  $<1,322>  $  <290>


Earnings per common share (basic & diluted)
  (Note 1h):
  Loss before extraordinary gain                 $ <.41>   $ <.17>   $ <.04>
  Extraordinary gain from repurchase of
   debentures                                       .00       .00       .00
NET LOSS PER SHARE                               $ <.41>   $ <.17>   $ <.04>



Average number of common shares
 outstanding (Note 1h)
  Basic                                           7,982     7,982     7,982
  Diluted                                         7,982     7,982     7,982



See Notes to Consolidated Financial Statements.



                           HEALTH-CHEM CORPORATION
                      CONSOLIDATED CASH FLOW STATEMENTS
                              (In thousands)

                                                    Year Ended December 31,
                                                     1997     1996     1995

Cash was Provided by <Used for>:

OPERATIONS:
Loss before extraordinary gain                    $<3,284> $<1,327> $  <297>
Adjustments to reconcile to net cash <used for>
 provided by operations:
  Depreciation and amortization                     2,012    1,953    1,786
  Gain on disposal of property, plant and
   equipment                                          <21>       0        0
  Provision for doubtful accounts receivable           51      181      154
  Deferred income taxes                            <1,105>    <840>    <278>
  Minority interest                                    <1>      <5>      17
Changes in:
 Accounts receivable                                1,091     <897>     449
 Inventories                                         <193>   1,727      470
 Other current assets                                 <96>     270     <265>
 Other non-current assets                            <138>     <86>     <11>
 Accounts payable                                    <837>   1,337     <526>
 Accrued expenses and other current liabilities       <98>    <217>    <619>
 Interest and income taxes payable                    274     <189>     <85>
 Long term liabilities                                545      531      399
Other, net                                             <1>      <5>       8
Net cash <used for> provided by operations         <1,801>   2,433    1,202


Extraordinary item:
  Gain from repurchase of subordinated debentures      17        5        7
  Gain from repurchase of debentures providing
    no cash                                           <17>      <5>      <7>
Net cash provided by extraordinary item                 0        0        0
Net cash <used for> provided by operations         <1,801>   2,433    1,202
















Consolidated Cash Flow Statements are continued on the next page.

See Notes to Consolidated Financial Statements.







                           HEALTH-CHEM CORPORATION
                CONSOLIDATED CASH FLOW STATEMENTS, CONTINUED
                               (In thousands)


                                                   Year Ended December 31,
                                                     1997     1996     1995
INVESTING:
 Additions to property, plant and equipment          <321>  <2,166>  <3,627>
 Proceeds on disposals of property, plant and
   equipment                                          178       21       11
 Investment in life insurance policies - net          369      708     <302>
 Payments received on notes receivable                300        0       71
 Net cash provided by <used for> investing            526   <1,437>  <3,847>

FINANCING:
 Long-term debt proceeds                            8,045   22,875   15,323
 Long-term debt payments                           <5,561> <22,666> <11,369>
 Repurchase of convertible subordinated
   debentures                                      <1,181>  <1,330>  <1,679>
 Stock options exercised                                0        0        5
 Net cash provided by <used for> financing          1,303   <1,121>   2,280

Net Increase <Decrease> in Cash and Cash
  Equivalents                                          28     <125>    <365>
Cash and Cash Equivalents at beginning of period      134      259      624
Cash and Cash Equivalents at end of period        $   162  $   134  $   259

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                        $ 1,755  $ 1,357  $ 1,607
  Income taxes                                          6      170      284

Supplemental Disclosures of Noncash Investing
 and Financing:
  Acquisition of fixed assets through capital
   lease obligations                              $    68  $     0  $     0




See Notes to Consolidated Financial Statements.


                                    HEALTH-CHEM CORPORATION
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
                                        (In Thousands)


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

Balance, January 1, 1995     $     7  $  145   $18,281   $  <188> $<1,851>  $<7,683>  $ 8,711

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

Net loss 1995                                                        <290>               <290>

Balance, December 31, 1995   $     7  $  145   $18,286   $  <148> $<2,141>  $<7,683>  $ 8,466

Net loss 1996                                                      <1,322>             <1,322>

Balance, December 31, 1996   $     7  $  145   $18,286   $  <148> $<3,463>  $<7,683>  $ 7,144

Net loss 1997                                                      <3,258>             <3,258>

Balance, December 31, 1997   $     7  $  145   $18,286   $  <148> $<6,721>  $<7,683>  $ 3,886

See Notes to Consolidated Financial Statements.


                           HEALTH-CHEM CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996, 1995



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




d.  Depreciation and amortization

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method by charges to operations over the estimated useful lives of depreciable assets or, where applicable, the terms of the respective leases, whichever is shorter. The cost and related accumulated depreciation of disposed assets are removed from the applicable accounts and any gain or loss is included in income in the period of disposal. Depreciation expense on property, plant and equipment was $1,907,000, $1,848,000 and $1,712,000 for 1997, 1996 and 1995, respectively.

The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicated that the carrying value may not be recoverable. The Company evaluates long-lived assets for impairment by individual business unit. The cumulative effect resulting from the adoption of SFAS 121 was immaterial.

e.  Amortization of excess of cost over fair value of assets acquired

The excess of cost over fair value of assets acquired is being amortized over 40 years on a straight-line basis. The accumulated amortization at December 31, 1997 and 1996 was $223,000 and $199,000 respectively. The Company's policy is to record an impairment loss against the net unamortized cost in excess of net assets of businesses acquired in the period when it is determined that the carrying amount of the asset may not be recoverable. An evaluation is made at each balance sheet date (quarterly) and it is based on such factors as the occurrence of a significant change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset.

f.  Research and development

Research and development costs are charged to operations as incurred.

g.  Income taxes

Deferred tax assets and liabilities are provided for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. (See Note 12).

h.  Per share information

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly-held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Restatement of all prior-period earnings per share data is required upon adoption. The impact of adopting SFAS 128 on the Company's earnings per share data is not material. In accordance with SFAS 128, if there is a loss from continuing operations, diluted earnings per share would be the same as basic earnings per share.

Basic and diluted earnings per share are computed based upon the weighted average number of common shares outstanding during each year after adjustment for any dilutive effect of the Company's outstanding 10.375% convertible subordinated debentures and stock options and excluding the weighted average number of redeemable common shares outstanding (See Note 9). Interest on the subordinated debentures, when dilutive, net of applicable taxes, is added to net income for the purpose of computing earnings per share. Convertible subordinated debentures and stock options are anti-dilutive for each of the years ended December 31, 1997, 1996 and 1995.

A reconciliation of the basic and diluted earnings per common share computations for income for continuing operations for the years ended December 31, 1997, 1996 and 1995 is presented below (in thousands, except per share amounts):

                            1997                  1996                 1995
                  Income  Shares  Per-  Income  Shares  Per   Income  Shares  Per
                  (Numer- (Denom- Share (Numer- (Denom- Share (Numer- (Denom- Share
                  ator    inator) Amt.  ator    inator) Amt.  ator)   inator) Amt.
Loss before
extraordinary
item              $<3,275>              $<1,327>                $<297>

Basic Earnings
Per Common Share
 Net <loss>
 income
 applicable
 to common
 stockholders      <3,275>  7,982 $<.41> <1,327>  7,982 $<0.17>  <297>  7,982 $<0.04>

Effect of
Dilutive
Securities
 Stock options          0       0             0       0             0       0
 Convertible
  debentures            0       0             0       0             0       0

Diluted Earnings
Per Common Share
 Net <loss>
 income applicable
 to common
 stockholders
 and assumed
 conversions      $<3,275>  7,982 $<.41>$<1,327>  7,982 $<0.17> $<297>  7,982 $<0.04>

i.  Fair Value of Financial Instruments

In 1995, the Company adopted Statement of Financial Accounting Standards #107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The carrying amount reported in the consolidated balance sheets at December 31, 1997 for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amount of the Company's notes receivable and long-term debt approximate fair value because the underlying instruments reprice frequently. The fair value of the Company's convertible subordinated debentures is based on quoted market prices and at December 31, 1997 was approximately $7 million.

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

k.  Implementation of New Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company does not expect the implementation of SFAS 130 to have a material impact on the consolidated financial statements of the Company.

l.  Reclassifications

Certain amounts included in the Consolidated Financial Statements and Notes thereto relating to prior periods have been reclassified to conform to the current presentation.


2.  Inventories  (In thousands)
                                                           December 31,
                                                          1997         1996

            Raw materials                               $3,590       $3,979
            Finished goods and work in process           3,947        3,364
            Total                                       $7,537       $7,343


3.  Accrued Expenses and Other Current Liabilities  (In thousands)

                                                           December 31,
                                                          1997         1996

Allowance for litigation contingencies                  $  201       $  201
Current portion of long-term debt                        1,495          901
Accrued interest on debt                                    37           57
Accrued legal and audit fees                               197          112
Accrued payroll and related liabilities                    551          400
Financed insurance premiums                                119          192
Other                                                      284          269
Total accrued expenses and other current liabilities    $2,884       $2,132

4.  Long-Term Debt

The Company's long-term debt balances are as follows (in thousands):

                                                           December 31,
                                                          1997         1996

  10.375% convertible subordinated debentures,
    due April 15, 1991 through April 15, 1999          $ 9,500      $11,000
  Less debentures purchased to meet
    sinking fund requirements                              310          599
  Subtotal 10.375% convertible subordinated debentures   9,190       10,401
  Less current portion                                   1,190          901
  Total 10.375% convertible subordinated debentures    $ 8,000      $ 9,500

  Long-term line of credit payable                     $ 5,834      $ 4,582
  Long-term bank debt term loan                          2,741        1,500
  Subtotal other long-term debt                          8,575        6,082
  Less current portion                                     305            0
  Total other long-term debt                           $ 8,270      $ 6,082



From January 1996 throughout January 1997 the Company had a $6.0 million long-term line of credit and a $1,750,000 term loan from The First National Bank of Maryland ("First National") which had been scheduled to expire October 15, 1997 and November 15, 2000, respectively. Borrowings under the line of credit and term loan were collateralized by a pledge of substantially all of the assets of the Company and its subsidiaries with the exception of real estate. They were subject to various financial covenants which, among other things, required the Company to maintain specified ratios of debt to tangible net worth and fixed charge coverage, and minimum levels of tangible net worth and limits capital additions. At December 31, 1996, the Company was not in compliance with certain covenants. The borrowing base was limited to the sum of 80% of eligible accounts receivable and 35% of eligible inventory. At the Company's option, borrowings under the line would bear interest at the lender's prime rate or the London Inter-Bank Offer Rate, as amended. The weighted average interest rate was 7.4% at December 31, 1996. In addition, the Company paid a facility fee of 1/4 of 1% on the amount of the unused credit facility. Borrowings under the term loan would bear interest at the lender's prime rate plus .375%, unless Pacific elected otherwise in accordance with the loan documents. The interest rate was 8.1% at December 31, 1996.
The term loan required quarterly principal payments of $62,500 in 1996 which would have increased to $87,500 in 1997 and $95,833 from 1998 through November 2000 had the loan not been replaced in January of 1997.

On January 9, 1997, the Company replaced the line of credit and term loan from First National with secured financing from IBJ Schroder Business Credit Corporation (formerly IBJ Schroder Bank & Trust Company) ("IBJS"). Pursuant to a Revolving Credit Term Loan and Security Agreement ("Loan Agreement') dated as of January 9, 1997, the Company was provided with up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. Proceeds from borrowings under the Loan Agreement were used by the Company to repay outstanding indebtedness under the aggregate $7,750,000 facility with First National. The term loans were intended to be used to repurchase, repay and/or redeem up to $7,000,000 of the Company's 10 3/8% Convertible Subordinated Debentures due April 15, 1999, as market conditions warrant. Term loan advances were limited to $4,000,000 until the resolution of the litigation between Hercon Laboratories and Key in such a way as to be immaterial on the future operations of the Company.

Borrowings under the IBJS facility are collateralized by a pledge of substantially all of the assets of the Company. The Loan Agreement, which expires on January 9, 2002, was subject to various covenants which, among other things, required the Company to maintain specified ratios of net worth, current ratio, fixed charge coverage, minimum level of earnings before taxes, depreciation and amortization and limits capital expenditures. On January 21, 1998, the Company entered into a First Amendment ("Amendment") to the Loan Agreement with IBJS. The Amendment, among other things, amends the terms for drawing upon the term loan and amends certain financial covenants effective with the December 31, 1997 covenants. At December 31, 1997, the Company was in compliance with the covenants, as amended. Pursuant to the Amendment, the maximum term loan amount was reduced to $3,998,000 from $7,000,000 providing an aggregate of up to $11,998,000 in senior secured financing. The interest rates on the revolving credit line and term loans increased to IBJS's prime plus .50% and IBJS's prime plus .875%, respectively. These rates are subject to a .25% decrease upon IBJS's satisfactory review of the financial statements for the year ended December 31, 1998. The Company pays a facility fee of 3/8 of 1% on the amount of the unused available financing facility.

At December 31, 1997 the Company had borrowed $5.8 million on its revolving line of credit from IBJS and $2.7 million in term loans. A $1.1 million term loan increase in the second quarter of 1997 was used to purchase the Company's convertible subordinated debentures to meet the April 1997 sinking fund requirements. The $8,000,000 revolving credit line borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The eligible amount is evaluated monthly. For the twelve months ended December 31, 1997, the maximum eligible amount of the $8,000,000 revolving credit line, has ranged from $6,215,000 to $7,385,000, or from 78% to 92%.

Interest on the debentures is payable semi-annually. The debentures are subject to redemption through a sinking fund whereby the Company is required to redeem at face value $1,500,000 of the debentures each April 15, from 1991 through 1998. The balance is due on April 15, 1999. The debentures are convertible into shares of the Company's common stock at $19.52 per share and are redeemable in whole or in part at par. During 1997, 1996 and 1995, the Company repurchased debentures with a face amount of $1.1 million in market transactions and called for redemption $3.1 million to meet sinking fund requirements. The Company satisfied the 1997 sinking fund requirement by application of $.5 million of debentures previously repurchased and by the Company's redemption of an additional $1.0 million of debentures. In market transactions throughout the twelve months of 1997, the Company purchased $.2 million principal amount of its subordinated debentures for $.2 million. The Company has elected to satisfy the 1998 sinking fund requirement by application of $.3 million of debentures previously repurchased or redeemed, of which $.1 million were purchased in 1996, and by calling for redemption of the remaining $1.2 million. The Company intends to fund this redemption of $1.2 million in April 1998 through a term loan pursuant to the Loan Agreement, subject to IBJS's satisfactory review of the financial statements for the month ended March 31, 1998, including compliance with all financial covenants. The Company expects to be in compliance with all financial covenants at March 31, 1998.

The terms of the indenture relating to the debentures restrict the Company's ability to pay cash dividends and/or repurchase its capital stock pursuant to a formula based upon the consolidated net income of the Company and other factors. Under the formula, at December 31, 1997, no amount was available for the payment of dividends and/or the repurchase of capital stock.

Annual maturities of long-term debt for each of the five years following December 31, 1997 are as follows:

                         Convertible      Line of
                         Subordinated     Credit      Term
      Year               Debentures(1)    Payable     Loan (2)

      1998                 $ 1,190         $    0    $  305
      1999                   8,000              0       457
      2000                       0              0       457
      2001                       0              0       457
      2002                       0          5,834     1,065
      Subtotal               9,190          5,834     2,741

      Less:
       Current portion       1,190              0       305
      Total                $ 8,000         $5,834    $2,436


Note: (1)   Amounts shown are net of face value of repurchased
            debentures and assume application of such debentures to meet, in part, sinking fund requirements for 1998.

      (2) The term loans require monthly payments commencing with $38,080 in May 1998. The sum of all term loans made during the borrowing period will be amortized on the basis of a seventy-two (72) month amortization schedule (with the monthly amortization amount being adjusted upon each term loan being advanced).


5.  Supplemental Pension Agreements

In April 1995, Health-Chem entered into five-year Employment Agreements with each of Marvin M. Speiser and Robert D. Speiser which entitle them to receive upon retirement on or after January 1, 2000, in the case of Marvin M. Speiser, and on or after January 1, 2010, in the case of Robert D. Speiser, an annual supplemental pension benefit equal to 60% of such executive's final base salary, which for this purpose will be the highest nominal annual salary paid to him during his employment. The supplemental pension will be payable for a period of ten (10) years beginning on the retirement date, or if later, January 1, following termination of employment. In the event of termination of employment prior to the retirement date, the amount of the supplemental pension payable on that date will be prorated based on the period of employment from December 31, 1994 to the date of termination. No proration will be applied, however, if the executive's employment is involuntarily terminated. An actuarially reduced supplemental pension benefit may be paid if the benefit is commenced upon termination of employment prior to the retirement date. For the year ended December 31, 1997 and 1996 the related pension accrual in the amount of $1,474,000 and $930,000 has been recorded in other long-term liabilities on the Consolidated Balance Sheets.

Net pension cost included in the operating results for fiscal year ended December 31, 1997, 1996 and 1995 consisted of the following components:

                                            1997      1996     1995

Service costs                               $ 81      $ 76     $ 50
Interest costs                               147       134      107
Net amortization                             316       321      242
Net pension cost                            $544      $531     $399

The supplemental pension agreements currently are not funded. The status of these plans at December 31, 1997 and 1996 is as follows:

                                           1997     1996

Accumulated benefit obligations          $1,932   $1,758
Projected benefit obligation              2,243    2,120
Projected obligation of plan assets
 in excess                                2,243    2,120
Unrecognized prior service cost            <769>  <1,190>
Accrued pension cost                     $1,474   $  930

The assumed discount rate used in determining the accumulated benefit obligation was 7% for 1997 and 1996.


6.  Employee Benefit Plan

All permanent, full-time non-union employees of the Company are eligible to participate in Health-Chem's 401(k) Plan (the "Plan") following six months of employment. The Plan allows eligible employees to defer up to 20% of their income on a pre-tax basis through contributions to the Plan. The Company may contribute for each participant a matching contribution equal to a percentage of the elective contributions made by the participants. The decision to make matching contributions and the amount of such contributions will be made each year by the Company. These Company matching contributions were $59,000, $64,000, and $59,000 in 1997, 1996 and 1995, respectively.


7.  Commitments

The Company leases office space in New York City and three production/warehouse facilities in Los Angeles. Minimum rental commitments required under non-cancelable operating leases having a term of more than one year as of December 31, 1997 were as follows (in thousands):

                  Year                     Amount
                  1998                     $  421
                  1999                         80
                 Total                     $  501

Rent expense was $541,000, $511,000 and $502,000 in 1997, 1996 and 1995,
respectively.

At December 31, 1997, commitments under employment arrangements aggregated $1,816,000 through 2002. Certain employees were provided bonuses, based upon defined earnings or the attainment of certain sales levels, which amounted to $251,000 and $201,000 in 1997 and 1996, respectively. Based on these criteria, no bonuses were earned in 1995.


8.  Litigation

(a) In August 1995, Key Pharmaceuticals, Inc., a subsidiary of Schering-Plough Corporation ("Key"), commenced an action against Hercon Laboratories in the United States District Court for the District of Delaware alleging that Hercon Laboratories' submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon Laboratories' transdermal nitroglycerin products, for which Hercon Laboratories is awaiting FDA approval, constitutes infringement of Key's patent for its Nitro-Dur(R) products. Key seeks certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. Hercon Laboratories denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon Laboratories has not infringed and does not infringe any claim of the patent. Hercon Laboratories has counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. A two-week non-jury trial was completed on October 10, 1996. On September 30, 1997, the Delaware District Court ruled in favor of Key on its infringement claim and on Hercon's claim that Key's patent is invalid and unenforceable. On October 29, 1997, Hercon filed an appeal against the Delaware District Court's judgment to the United States Court of Appeals for the Federal Circuit in Washington, DC. On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. Hercon has appealed to the United States District Court for the Federal Circuit in Washington, D.C. from both the September 30, 1997 judgment and the December 17, 1997 injunction. The appeals were consolidated on January 23, 1998 and are now in the briefing stage. Management believes that Hercon has strong grounds for appeal.

(b) In October 1995, Gershon Yormack, a stockholder of the Company, initiated an action against the Company, its directors and Transderm in the Delaware Chancery Court (New Castle County) in which he sought injunctive and declaratory relief with respect to certain options to purchase Transderm common stock granted to each of Marvin M. Speiser, the Company's Chairman of the Board and President, and Robert D. Speiser, the Company's Executive Vice President. Pursuant to Employment Agreements entered into in April 1995, in November 1995 the Company caused Transderm to issue an option to purchase shares of Transderm's common stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser. The plaintiff alleges that this exercise price, which is the same per share price as the subscription price for Transderm common stock offered by the Company to stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995) was substantially less than the fair market value of such Transderm common stock. In June 1997, the defendants filed an answer denying all material allegations and seeking dismissal of the complaint. Management believes that the claims are without merit and is defending the action vigorously. The action is in the discovery stage.

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

For a description of the transactions effected pursuant to the Stock Purchase Agreement, see Note 9 below. In July 1997, motions to dismiss the action were brought independently on behalf of the plaintiffs and the defendants, respectively. Common to both motions was the ground that the claims are moot. Plaintiffs' motion included a petition for an award of attorneys' fees and expenses. The defendants have vigorously opposed any award of attorneys' fees on several grounds, including the absence of any "benefit" conferred upon the Company by the bringing of the action. The Chancery Court heard oral argument on the issue of attorneys' fees on February 18, 1998. The Company is awaiting a decision from the Court.

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


10.  Stockholders' Equity

a.  A summary of the shares of common and treasury stock is as follows:

                                                   Treasury Stock
                                  Common     Convertible        Common
                                  Stock      Special Stock      Stock


    Balance at 12/31/96        7,982,424           738,667    6,490,632

    Balance at 12/31/97        7,982,424           738,667    6,490,632


b.  Convertible special stock

The convertible special stock has the same rights as common stock except that it is nonvoting. Each share is convertible into 1 1/3 shares of the Company's common stock. The conversion rate is subject to change under certain circumstances. No shares of convertible special stock are outstanding.

c.  Reserved shares
                                                            Number of
        Purpose of Reservation                               Shares

    Conversion of convertible special stock                   984,889
    Stock option plans                                        902,500
    Conversion of 10.375% convertible
      subordinated debentures                                 470,799
    Total reserved shares                                   2,358,188

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

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for options granted under the plans. The Company did not award any option grants during the years ended December 31, 1997, 1996 and 1995.

A summary of the status of the Company's plans as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below:


                               1997              1996              1995
                                 Weighted          Weighted         Weighted
                                 Average           Average          Average
                                 Exercise          Exercise         Exercise
                          Shares   Price   Shares    Price   Shares   Price


Outstanding at
beginning of year        557,500    $4.53  615,000    $4.53  697,600   $4.97

Granted                        0                 0                 0

Exercised                      0                 0            <2,000>  $2.50

Forfeited
 Price @ $9.125-$11.125  <88,000>  $10.25        0           <69,600>  $9.14
 Price @ $4.38-$5.25     <91,000>   $5.25   <3,000>    $5.25       0
 Price @ $3.25-$3.75     <66,000>   $3.48  <44,500>    $3.48 <11,000>  $3.52
 Price @ $2.50           <10,000>   $2.50  <10,000>    $2.50       0
   Total Forfeited      <255,000>          <57,500>          <80,600>

Outstanding at end
 of year                 302,500    $3.16  557,500     $4.65 615,000   $4.53

Options exercisable
 at year-end             238,900           397,600           343,800



The following table summarizes information about the Plan's stock options outstanding at December 31, 1997:

                       Options Outstanding              Options Exercisable

                           Weighted-
                            Average     Weighted-                 Weighted-
Range of       Number      Remaining     Average      Number       Average
Exercise    Outstanding   Contractual   Exercise    Exercisable   Exercise
 Prices     at 12/31/97      Life         Price     at 12/31/97     Price

$ 2.50           98,000     4.3 years      $ 2.50        98,000      $ 2.50
$ 3.25          113,500     6.3 years      $ 3.25        68,100      $ 3.25
$ 3.75           91,000     5.3 years      $ 3.75        72,800      $ 3.75

Total           302,500                                 238,900


Transderm Laboratories Corporation

Pursuant to the five-year Employment Agreements referred to in Note 5, on November 13, 1995, the Company caused Transderm to enter into stock option agreements with Robert D. Speiser and Marvin M. Speiser allowing each of them to purchase 5,000,000 shares of Transderm's common stock at $.10 per share, which was the per share subscription exercise price in Transderm's initial public offering effected pursuant to the Plan of Reorganization and Asset Exchange Agreement referred to in Note 1a. The options, which have been exercisable in full since November 13, 1996, each represent ten percent (10%) of the outstanding common stock of Transderm on a diluted basis.

In April 1996, Transderm adopted the 1996 Performance Equity Plan ("Transderm Plan") which was designed to attract and retain employees of the highest caliber, to provide increased incentive for officers and key employees and to continue to promote the well-being of Transderm. Pursuant to the Transderm Plan, up to an aggregate of 2,000,000 shares of Transderm's Common Stock were made available for the granting of stock or stock related incentive awards. During 1996 the Company entered into stock option agreements with three officers and key employees allowing them to purchase up to an aggregate of 1,400,000 shares under the Transderm Plan. The Company has reserved 1,400,000 shares of Common Stock pursuant to these stock option agreements.

In accordance with the Company's adoption of SFAS 123, no compensation cost has been recognized for options granted under the Transderm Plan. Had compensation cost for the Transderm Plan been determined based on the fair value at the grant dates for awards under the Transderm Plan consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below. Transderm did not award any option grants during the year ended December 31, 1997.

                                     1997           1996          1995

Net loss           As reported   $<3,258,000>   $<1,322,000>   $<290,000>
                   Pro forma     $<3,288,000>   $<2,033,000>   $<432,000>

Basic and diluted  As reported        $<0.41>        $<0.17>      $<0.04>
loss per share     Pro forma          $<0.41>        $<0.25>      $<0.05>


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

A summary of the status of the Transderm Plan as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below (in thousands, except per share amounts):

                           1997              1996             1995
                             Weighted         Weighted          Weighted
                             Average          Average           Average
                             Exercise         Exercise          Exercise
                      Shares  Price    Shares  Price     Shares  Price

Outstanding at
 beginning of year    11,400   $0.103  10,000   $0.10         0    $0

Granted                    0    0       1,400    0.125   10,000     0.10

Exercised                  0    0           0    0            0     0

Forfeited                  0    0           0    0            0     0

Outstanding at end
 of year              11,400    0.103  11,400    0.103   10,000     0.10

Options exercisable
 at year-end          10,280           10,000

Weighted-average
 fair value of
 options granted
 during the year          $0           $0.106            $0.085

The following table summarizes information about the Transderm Plan stock options outstanding at December 31, 1997:

                    Options Outstanding                  Options Exercisable


                           Weighted-
                            Average      Weighted-                   Weighted-
Range of     Number        Remaining      Average       Number        Average
Exercise   Outstanding    Contractual     Exercise    Exercisable     Exercise
 Prices    at 12/31/97       Life          Price      at 12/31/97      Price


$0.10-      11,400,000     8.0 years      $0.103       10,280,000      $0.101
$0.125


12.  Taxes on Income  (In thousands)
                                                   Year Ended December 31,
                                                     1997     1996     1995
Taxes on income include provision <benefit> for:
  Federal income taxes                            $<1,136>  $ <767>  $ <105>
  State and local income taxes                        <85>    <128>      63
   Total                                          $<1,221>  $ <895>  $  <42>

Taxes on income are comprised of:
  Currently payable <receivable>                  $  <116> $  <55>  $   236
  Deferred <benefit>                               <1,105>    <840>    <278>
   Total                                          $<1,221>  $ <895>  $  <42>

Charged <credited> to:
  Income before extraordinary gain                $<1,230>  $ <898>  $  <45>
  Extraordinary gain on repurchase of debentures        9        3        3
   Total                                          $<1,221>  $ <895>  $  <42>



A reconciliation of taxes on income to the federal statutory rate is as follows:

                                                   Year Ended December 31,
                                                     1997     1996     1995

  Tax <benefit> at statutory rate                 $<1,523>  $ <755>  $ <107>
  Increase <decrease> resulting from:
   State and local taxes, net of federal
     tax benefit                                      <85>     <36>      13
   Recognition of tax loss and tax credit
     carryforwards (not previously recognized)        <84>     <51>       0
   Intangibles and officers' life insurance
     premiums                                          79       15       20
   Settlement of state tax assessments                  0      <69>       0
   Valuation allowance <reversal>                     371      <25>       0
   Other                                               21       26       32
  Tax <benefit>                                   $<1,221>  $ <895>  $  <42>

At December 31, 1997 and 1996, the deferred tax assets and liabilities result from the following temporary differences and carryforwards:

                                                     1997      1996

Deferred tax assets:
  Net operating and other tax loss
   carryforwards                                  $10,047   $ 8,733
  Tax credit carryforwards                            631       693
  Provision for litigation contingencies              101        99
  Allowances for bad debts                            282       303
  Inventory reserves                                  126       158
  Capitalization of overhead costs as
   inventory in accordance with tax laws              169       150
  Retirement benefits                                 690       435
  Other                                               215        29
     Total deferred tax assets                     12,261    10,600

Deferred tax liabilities:
  Accelerated depreciation                           <881>     <902>
  Other                                                 0         0
Total deferred tax liabilities                       <881>     <902>
Net deferred tax asset before valuation
 allowance                                         11,380     9,698
Valuation Allowance                                <9,488>   <8,469>
     Total deferred tax assets and
      liabilities net                             $ 1,892   $ 1,229


At December 31, 1997, the net deferred tax asset was comprised of a non-current asset of $1,892,000. The net deferred tax asset at December 31, 1996 was comprised of a current asset of $554,000 and a non-current asset of $675,000. For the year ended December 31, 1997 the valuation allowance increased by $1,019,000 and total assets and liabilities net of the valuation allowance increased $663,000 primarily as a result of generating a federal net operating loss for the current year and changes in temporary differences.

At December 31, 1997, the Company had approximately $18 million of net operating loss carryforwards for federal income tax purposes which expire in various years from 2000 through 2012 and tax credit carryforwards that expire in various years from 1998 through 2008. The Company also had net operating loss carryforwards in various states in which the Company and its subsidiaries operate which are available to absorb allocated portions of future taxable income for state tax purposes. The state operating loss carryforwards expire from 1998 through 2012. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes the deferred tax asset net of a valuation allowance is an amount that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


13.  Interest Expense - Net  (In thousands)

                                              Year ended December 31,
                                              1997      1996      1995
     Interest expense                       $1,775    $1,700   $ 1,646
     Interest income                          <162>     <181>     <175>
     Capitalized interest                        0      <256>     <120>

     Total interest expense - net           $1,613    $1,263   $ 1,351

14.  Extraordinary Gain

The Company's Board of Directors has authorized the repurchase (subject to certain bank credit facility restrictions) of up to $12 million in principal amount of the Company's 10.375% convertible subordinated debentures to be used to satisfy redemption requirements which began in April 1991. As of December 31, 1997, $7,697,000 principal amount of debentures had been repurchased in market transactions and $3,113,000 were called for redemption. Extraordinary gains on the repurchase of debentures during 1997, 1996 and 1995 have been recognized as follows (in thousands):

                                                 1997      1996     1995

   Extraordinary gain from repurchase of
     subordinated debentures before taxes       $  26     $   8    $  10
   Tax provision (See Note 12)                     <9>       <3>      <3>
   Extraordinary gain from repurchase of
     subordinated debentures                    $  17     $   5    $   7


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

Foreign sales, consisting primarily of sales to European countries, were $2.1 million or 5.5% of sales in 1997. In each of 1997, 1996 and 1995, foreign sales were less than 10% of total revenues.

In 1997, there was no single customer nor, to the Company's knowledge, any group of affiliated customers to which sales during the fiscal year ended December 31, 1997 were in the aggregate equal to 10% or more of the Company's consolidated net sales. In 1996 and 1995 sales of transdermal nitroglycerin patches to Mylan Laboratories, Inc. accounted for approximately 10% and 14% of consolidated net sales, respectively.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company is still evaluating the impact of SFAS 131 on segment disclosures.

16.  Related Party Transactions

The consolidated financial statements include the following items applicable to related parties (in thousands):
                                                      December 31,
  Balance Sheets:                                     1997    1996

  Receivable from director and executive officer      $337    $311

  10.375% convertible subordinated debentures
    held by directors and executive officers           465     427

  Stockholder notes receivable arising from
    exercise of stock options                          148     148

                                                     Year ended December 31,
  Income Statements:                                  1997    1996     1995

  Management fees - charged to selling,
    general and administrative expense                $  0    $  0     $ 20

  Interest expense - net                                22      14       36


17.  Minority Interest

A former president of Hercon Laboratories maintains a 1.5% interest in Hercon Laboratories and Hercon Environmental. Equity in Hercon Environmental has generated a $11,000 minority interest.


18.  Management Plans

The Company has incurred net losses of $3,258,000, $1,322,000 and $290,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and, as a result has a retained deficit of $6,721,000 as of December 31, 1997. Management developed a plan of action during 1997 which included cost containment measures and the penetration of new markets. Cost containment measures include an organizational restructuring whereby plant overhead, research and development and selling, general and administrative expenses have been reduced. The penetration of new markets includes sales of certain products outside the United States and seeking contract manufacturing opportunities and collaborative partnerships for the development of new transdermal and topical products. Additionally, with respect to its synthetic fabrics products, the Company has restructured the sales department, redefined product lines, introduced new products to the market and focused its efforts on traditionally high margin products. Management intends to continue to refine and enhance this plan during 1998.

The Company is currently developing strategies which will enable it to retire or refinance the remaining $8 million in debentures by April 15, 1999.


19. Quarterly Financial Information (Unaudited) (In thousands except per share data)

                 4th     3rd     2nd     1st     4th    3rd    2nd    1st
                 Qrtr.   Qrtr.   Qrtr.   Qrtr.   Qrtr.  Qrtr.  Qrtr.  Qrtr.
                 1997    1997    1997    1997    1996   1996   1996   1996
Net sales      $ 8,687   9,957  10,333   8,743   9,727 11,580 13,109 13,149

Gross profit   $ 2,050   2,368   2,626   1,872   2,161  3,614  3,952  3,916

<Loss> income
  before
  extraordinary
  gain         $  <850>   <967>   <410> <1,048> <1,140>  <266>  <141>   220

Extraordinary
  gain <loss>       18       0      <2>      1       1      0      0      4

NET <LOSS>
  INCOME       $  <832>   <967>   <412> <1,047> <1,139>  <266>  <141>   224


Earnings per common share (basic & diluted):

<Loss> income
  before
  extraordinary
  gain         $  <.10>   <.12>   <.05>   <.13>   <.14>  <.03>  <.02>   .03

Extraordinary
  gain <loss>      .00     .00     .00     .00     .00    .00    .00    .00

NET <LOSS>
  INCOME PER
  SHARE        $  <.10>   <.12>   <.05>   <.13>   <.14>  <.03>  <.02>   .03

/TABLE

FORM 10-K                                                           PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information responsive to this item is incorporated by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1998.


ITEM 11.  EXECUTIVE COMPENSATION

The information responsive to this item is incorporated by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information responsive to this item is incorporated by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information responsive to this item is incorporated by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1998.

FORM 10-K                                                           PART IV




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                      PAGE
(a)  1.  FINANCIAL STATEMENTS

Report of Independent Accountants                                      17

Consolidated Balance Sheets-December 31, 1997 and 1996               18-19

Consolidated Statements of Operations
  Years Ended December 31, 1997, 1996 and 1995                          20

Consolidated Cash Flow Statements
  Years Ended December 31, 1997, 1996 and 1995                       21-22

Consolidated Statements of Stockholders' Equity
  Years Ended December 31, 1997, 1996 and 1995                          23

Notes to Consolidated Financial Statements                           24-41

(a)  2.  FINANCIAL STATEMENT SCHEDULES

Schedule II -  Valuation and Qualifying Accounts and Reserves           46


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

10.2 Second Amendment to the 1986 Stock Option Plan as approved by the Company's Board of Directors on May 6, 1993. Incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.3 The 1995 Performance Equity Plan. Incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement dated March 1, 1995 in connection with the Company's 1995 Annual Meeting of Stockholders.

10.4 Stipulation and Agreement of Compromise and Settlement dated March 15, 1991 and amended on June 7, 1991 with respect to Delaware
        Stockholders' Derivative Action.  Incorporated herein by reference to
        Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.5 Lease Agreement between Herculite and WORCO dated August 17, 1994. Incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.6 Amended and Restated Option Agreement, dated as of August 30, 1991, by and between Marvin M. Speiser and the Company. Incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.7 Stock Purchase and Option Agreement by and between Marvin M. Speiser and the Company dated July 15, 1994. Incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed with the Commission on July 25, 1994.

10.8(a) Stock Purchase Agreement dated as of March 29, 1996 by and between
        Marvin M. Speiser and the Company. Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 No. 333-02411 filed with the Commission on April 10, 1996.

10.8(b) First Amendment to Stock Purchase Agreement dated as of June 28, 1996 by and between Marvin M. Speiser and the Company. Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996.

10.8(c) Second Amendment to Stock Purchase Agreement dated as of September 17,
        1996 by and between Marvin M. Speiser and the Company. Incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1996.

10.9 Distribution Agreement between Hercon Laboratories and Bolar Pharmaceutical Co., Inc. dated as of January 4, 1993. Incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.10 Employment Agreement between Marvin M. Speiser and the Company dated April 4, 1995. Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1995.

10.11 Employment Agreement between Robert D. Speiser and the Company dated April 4, 1995. Incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1995.

10.12 Stock Option Agreement between Transderm and Marvin M. Speiser dated November 13, 1995. Incorporated herein by reference to Exhibit 10.3 to Transderm's Annual Report on Form 10-K for the year ended December 31, 1995.

10.13 Stock Option Agreement between Transderm and Robert D. Speiser dated November 13, 1995. Incorporated herein by reference to Exhibit 10.4 to Transderm's Annual Report on Form 10-K for the year ended December 31, 1995.

10.14 Asset Acquisition Agreement dated April 28, 1995 between Hercon Environmental and Hercon Laboratories. Incorporated herein by reference to Exhibit 10.7 to Transderm's Registration Statement on Form S-1 Reg. No. 33-95080 as filed with the Commission on July 28, 1995.

10.15 $7,000,000 principal amount Subordinated Promissory Note of Hercon Laboratories. Incorporated herein by reference to Exhibit 10.8 to Amendment No. 1.

10.16 Corporate Services Agreement dated as of August 31, 1995 between the Company and Transderm. Incorporated herein by reference to Exhibit
          10.9 to Amendment No. 1.

10.17 Tax Sharing Agreement dated as of August 31, 1995 between the Company and Transderm. Incorporated herein by reference to Exhibit
          10.10 to Amendment No. 1.

10.18(a) Revolving Credit, Term Loan and Security Agreement dated as of January 9, 1997 by and between the Company, Herculite, Hercon Environmental, Pacific, Hercon Laboratories and Transderm and IBJ Schroder Bank & Trust Company. Incorporated herein by reference to
          Exhibit 1 to the Company's Current Report on Form 8-K dated January 22, 1997.

10.18(b) First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of January 21, 1998 by and between the Company, Herculite, Hercon Environmental, Pacific, Hercon Laboratories and Transderm and IBJ Schroder Business Credit Corporation (as successor in interest to IBJ Schroder & Trust Company). Filed herewith on page 48.

21        Subsidiaries of the Registrant.  Filed herewith on page 59.

27        Financial Data Schedule.  Filed herewith on page 60.


(b) REPORTS ON FORM 8-K

During the quarter ended December 31, 1997 the Company did not file any reports on Form 8-K.

                                    HEALTH-CHEM CORPORATION
                                          SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                        (In thousands)

                                                            Additions
                                                Balance at  Charged to  Deductions   Balance
                                                Beginning   Costs and      from       at End
                                                 of Year    Expenses    Allowances   of Year

Year ended December 31, 1997:
 Allowance for doubtful accounts receivable     $    306    $   159     $  112 (A)   $   353
 Allowance for litigation contingencies              201          0          0           201
 Allowance for inventory valuation                   393          0         75 (B)       318
 Valuation allowance for notes receivable             36          0          0            36

Year ended December 31, 1996:
 Allowance for doubtful accounts receivable     $    260    $   181     $  135 (A)   $   306
 Allowance for litigation contingencies              201          0          0           201
 Allowance for inventory valuation                   487          0         94 (C)       393
 Valuation allowance for notes receivable             36          0          0            36


Year ended December 31, 1995:
 Allowance for doubtful accounts receivable     $    286    $   154     $  180 (A)   $   260
 Allowance for litigation contingencies              201          0          0           201
 Allowance for inventory valuation                   591        594        698 (C)       487
 Valuation allowance for notes receivable             36          0          0            36




(A) Amount includes write-offs, net of recoveries.
(B) Valuation adjustments and credits to costs and expenses.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HEALTH-CHEM CORPORATION

Date:  March 26, 1998



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


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following Directors on behalf of the Registrant on the dates indicated:



/s/ Martin Benis                           /s/ Bruce M. Schloss
Martin Benis        March 26, 1998         Bruce M. Schloss    March 26, 1998


/s/ Steven Bernstein                       /s/ Marvin M. Speiser
Steven Bernstein    March 26, 1998         Marvin M. Speiser   March 26, 1998


/s/ Matthew Goldstein                      /s/ Robert D. Speiser
Matthew Goldstein   March 26, 1998         Robert D. Speiser   March 26, 1998


/s/ Paul R. Moeller                        /s/ Milton Y. Zussman
Paul R. Moeller     March 26, 1998         Milton Y. Zussman   March 26, 1998


/s/ Eugene Roshwalb
Eugene Roshwalb     March 26, 1998