Form 10-Q
period 1998-03-31
HEALTH CHEM CORP
filed 1998-05-13
CIK 46428

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


For the Quarter Ended March 31, 1998        Commission File Number 1-6787



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

As of April 30, 1998, 7,982,424 shares of Common Stock, $.01 Par Value, were outstanding.

                          HEALTH-CHEM CORPORATION                Part I
                  CONSOLIDATED BALANCE SHEETS  (Unaudited)       Item 1
                              (In thousands)                     Page 2


                                                  March 31, December 31,
                                                    1998        1997
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $   111      $   162
  Accounts receivable, net                            5,767        4,194
  Inventories (Note 3)                                7,604        7,537
  Other current assets                                1,086        1,044
    Total Current Assets                             14,568       12,937

PROPERTY, PLANT & EQUIPMENT
  Land and buildings                                  5,721        5,721
  Other property, plant & equipment                  23,916       23,875
    Total Property, Plant & Equipment                29,637       29,596
  Less accumulated depreciation & amortization       18,175       17,704
    Net Property, Plant & Equipment                  11,462       11,892

NON-CURRENT ASSETS
  Notes receivable                                      825          900
  Cash surrender value of life insurance
   policies                                             906        1,033
  Excess of cost over fair value of assets
   acquired                                             676          682
  Deferred taxes-non-current                          1,891        1,892
  Other non-current assets                              705          600
    Total Non-Current Assets                          5,003        5,107
TOTAL ASSETS                                        $31,033      $29,936

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $ 3,859      $ 4,189
  Accrued expenses and other current liabilities      3,552        2,884
  Income taxes payable                                  166          166
    Total Current Liabilities                         7,577        7,239

LONG-TERM LIABILITIES
  10.375% convertible subordinated debentures         8,000        8,000
  Long-term debt                                      9,010        8,270
  Other long-term liabilities                         2,671        2,530
  Minority interest                                      11           11

STOCKHOLDERS' EQUITY
  Convertible special stock                               7            7
  Common stock                                          145          145
  Additional paid-in capital                         18,286       18,286
  Less stockholder notes receivable                    <148>        <148>
  Accumulated deficit                                <6,843>      <6,721>
    Subtotal                                         11,447       11,569
  Less treasury stock                                <7,683>      <7,683>
    Total Stockholders' Equity                        3,764        3,886

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $31,033      $29,936

See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION                  Part I
                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)   Item 1
                      (In thousands, except per share amounts)        Page 3



                                                     For the Three Months
                                                        Ended March 31,
                                                        1998         1997
REVENUE:
  Net sales                                          $10,307      $ 8,743
  Cost of goods sold                                   7,355        6,871
  Gross profit                                         2,952        1,872

OPERATING EXPENSES:
  Selling, general and administrative expense          2,158        2,317
  Legal expense                                          367          107
  Research and development expense                       253          744
  Net interest expense                                   413          384
    Total operating expenses                           3,191        3,552

LOSS FROM OPERATIONS                                    <239>      <1,680>
  Other income - net                                      89          101

LOSS FROM OPERATIONS BEFORE TAXES
 AND MINORITY INTEREST                                  <150>      <1,579>
  Income tax benefit                                      28          530

LOSS BEFORE MINORITY INTEREST                           <122>      <1,049>
  Minority Interest in loss of subsidiary                  0            1

LOSS BEFORE EXTRAORDINARY GAIN                          <122>      <1,048>
  Extraordinary gain from repurchase of debentures         0            1

LOSS                                                 $  <122>     $<1,047>


Earnings per common share (basic & diluted)
 (Note 4):

  Loss before extraordinary gain                     $  <.02>     $  <.13>
  Extraordinary gain from repurchase of
   debentures                                            .00          .00

LOSS PER COMMON SHARE                                $  <.02>     $  <.13>


Average number of common shares outstanding
 (basic & diluted) (Note 4):                           7,982        7,982









See Notes to Consolidated Financial Statements.

                           HEALTH-CHEM CORPORATION                  Part I
                  CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)     Item 1
                               (In thousands)                       Page 4


                                                     For the Three Months
                                                        Ended March 31,
                                                        1998         1997
Cash was <Used for> Provided by:

OPERATIONS:
 Loss before extraordinary gain                      $  <122>     $<1,049>
 Adjustments to reconcile to net cash used for
  operations:
   Depreciation and amortization                         533          364
   Gain on disposal of property, plant and equipment       1          <14>
   Provision for doubtful accounts receivable             15           12
   Deferred income taxes                                   0         <529>
   Minority interest                                       0           <1>
 Changes in:
  Accounts receivable                                 <1,588>         <74>
  Inventories                                            <67>         174
  Other current assets                                   <42>         <50>
  Other non-current assets                              <128>           0
  Accounts payable                                      <331>        <314>
  Accrued expenses and other current liabilities         301          152
  Interest and income taxes payable                      248          272
  Other long-term liabilities                            130          136
 Other, net                                                0           <3>
 Net cash used for operations                         <1,050>        <924>

INVESTING:
 Additions to property, plant and equipment              <49>        <189>
 Proceeds on disposals of property, plant and
  equipment                                                0           17
 Investment in life insurance policies - net             126            0
 Payments received on notes receivable                    75            0
 Net cash provided by <used for> investing               152         <172>

FINANCING:
 Long-term debt proceeds                                 853        6,887
 Long-term debt payments                                  <6>      <5,553>
 Repurchase of convertible subordinated debentures         0          <95>
 Net cash provided by financing                          847        1,239

Net <Decrease> Increase in Cash and Cash Equivalents     <51>         143
Cash and Cash Equivalents at beginning of period         162          134
Cash and Cash Equivalents at end of period           $   111      $   277


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                          $   194      $   129
   Income Taxes                                            3            4

Supplemental Disclosures of Noncash Investing
 and Financing:
  Acquisition of fixed assets through capital
   lease obligations                                 $    24      $    47




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

      The Consolidated Balance Sheet as of March 31, 1998, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended March 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full years.

2.    Taxes on Income  (In thousands)               For the Three Months
                                                       Ended March 31,
                                                       1998         1997
       The income tax <benefit> provision includes:
        State and local income taxes                $   <28>     $   <36>
        Federal income taxes                              0         <493>
         Total                                      $   <28>     $  <529>

       Taxes on income are comprised of:
        Currently payable                           $   <28>     $     0
        Deferred benefit                                  0         <529>
         Total                                      $   <28>     $  <529>

       Taxes are charged <credited> to:
        Operations                                  $   <28>     $  <530>
        Extraordinary gain on repurchase of
        debentures                                        0            1
         Total                                      $   <28>     $  <529>

      A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                    For the Three Months
                                                       Ended March 31,
                                                       1998         1997

       Tax benefit at statutory rate                $   <51>     $  <536>
       Increase <decrease> resulting from:
        Intangibles and officers life insurance
          premiums                                        2           36
        State and local taxes, net of federal
          tax benefit                                     3          <36>
        Valuation allowance                              11            0
        Other                                             7            7
        Tax benefit                                 $   <28>     $  <529>


                            HEALTH-CHEM CORPORATION            Part I
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     Item 1
                                (Unaudited)                    Page 6


3.    Inventories  (In thousands)
                                           March 31, 1998  December 31, 1997

      Raw materials                            $3,588             $3,590
      Finished goods and work-in-process        4,016              3,947
      Total                                    $7,604             $7,537

4.    Earnings Per Share

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

      Basic and diluted earnings per share are computed based upon the weighted average number of common shares outstanding during each period after adjustment for any dilutive effect of the Company's outstanding 10.375% convertible subordinated debentures and stock options. Interest on the subordinated debentures, when dilutive, net of applicable taxes, is added to net income for the purpose of computing earnings per share. Convertible subordinated debentures and stock options are anti-dilutive for all periods presented.

      A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations for the periods ended March 31, 1998 and 1997 is presented below (in thousands, except per share amounts):

                                                    For the Three Months
                                                       Ended March 31,
                                                       1998         1997

       Loss Applicable to Common Stockholders:
        Loss before extraordinary item              $  <122>     $<1,048>
         Loss applicable to common stockholders     $  <122>     $<1,048>

       Basic Loss Per Common Share:
        Weighted average number of common shares
         outstanding                                  7,982        7,982

        Basic Loss per common share                 $ <0.02>     $ <0.13>

       Diluted Earnings <Loss> Per Common Share:
        Weighted average number of common shares
         outstanding                                  7,982        7,982
        Stock options                                     0            0
        Convertible debentures                            0            0

        Weighted average number of common shares
         outstanding - diluted                        7,982        7,982

        Diluted loss per common share               $ <0.02>     $ <0.13>
                            HEALTH-CHEM CORPORATION            Part I
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     Item 1
                                (Unaudited)                    Page 7

5.    Litigation

      In August 1995, Key Pharmaceuticals, Inc. a subsidiary of Schering-Plough Corporation ("Key") commenced an action against Hercon Laboratories in the United States District Court for the District of Delaware alleging that Hercon Laboratories' submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon Laboratories' transdermal nitroglycerin products, for which Hercon Laboratories is awaiting FDA approval, constituted infringement of Key's patent for its Nitro-Dur(R) products. Key sought certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be no earlier than February 16, 2010, the expiration date of Key's patent. Hercon Laboratories denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon Laboratories had not infringed and did not infringe any claim of the patent. Hercon Laboratories counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. A two-week, non-jury trial was completed on October 10, 1996. On September 30, 1997, the Delaware District Court ruled in favor of Key on its infringement claim and on Hercon Laboratories' claim that Key's patent is invalid and unenforceable. On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon Laboratories, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. Hercon Laboratories has appealed to the United States Court of Appeals for the Federal Circuit in Washington, D.C. from both the September 30, 1997 judgment and the December 17, 1997 injunction. The appeals were consolidated on January 23, 1998 and are now in the briefing stage. Management believes that Hercon Laboratories has strong grounds for appeal.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks and uncertainties, including those referred to herein and in the Company's Reports on Form 10-K, which could cause actual results to differ materially from the forward-looking statements.

Results of Operations

Net sales increased $1.6 million, or 18%, for the three months ended March 31, 1998 as compared to the same period in 1997. The increase is due primarily to increases in sales of transdermal nitroglycerin patches and synthetic fabrics of $1.0 million and $.7 million, respectively. Sales of transdermal nitroglycerin patches, manufactured and marketed by the Company's Hercon Laboratories Corporation subsidiary ("Hercon Laboratories") increased due primarily to an increase in domestic sales volumes. The synthetic fabrics sales increase is due primarily to higher sales of industrial and health-care fabrics. During the first half of 1997, in anticipation of increased market pressures and delays in approvals from the FDA for the sale of new nitroglycerin patches, the Company undertook an organizational restructuring


                           HEALTH-CHEM CORPORATION                  Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF           Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS         Page 8


which is expected to reduce annual payroll-related expenses by approximately $1,600,000. While the Company hopes to receive approvals for its new nitroglycerin patches in 1998, no assurances can be made that any new nitroglycerin patches will be approved by the FDA. Moreover, the Company's ability to exploit its new nitroglycerin products may be limited in the absence of a favorable resolution to its litigation with Key (See Note 5 above and discussion below).

Gross profit increased $1.1 million, or 58%, for the three months ended March 31, 1998 as compared to the same period in 1997. Gross profit as a percent of sales for the three months ended March 31, 1998 and 1997 was 29% and 21%, respectively. Gross profit for transdermal nitroglycerin patches and synthetic fabrics increased $.8 million and $.3 million, respectively, for the three months ended March 31, 1998 as compared to the same period in 1997. Plant overhead decreased $.1 million, due primarily to a decrease in payroll-related expenses, for the three months ended March 31, 1998 as compared to the same period in 1997 reflecting, in part, the organizational restructuring and cost reduction program. Transdermal nitroglycerin patch gross profit increased due primarily to increased domestic sales volumes. Synthetic fabrics gross profit increased due primarily to increased sales volumes of certain industrial and health-care fabrics.

Selling, general and administrative expenses decreased $.2 million for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The decrease is due primarily to lower payroll-related costs.

Legal expenses increased $.3 million for the three months ended March 31, 1998 as compared to the same period in 1997. The increased legal expenses are due primarily to activity associated with the defense of the action brought by Key against Hercon Laboratories (see Note 5 of the Notes to Consolidated Financial Statements) and an award of fees and expenses in connection with the dismissal of a class and derivative action.

Research and development expenses decreased $.5 million for the three months ended March 31, 1998 as compared to the same period in 1997. Payroll related expenses decreased $.3 million reflecting the organizational restructuring changes. Outside clinical testing, laboratory supplies and clinical materials expenses decreased a combined $.2 million as compared to the same period in 1997. The Company expects total research and development expenses related to pharmaceutical products in 1998 to be lower than 1997 levels.

Net interest expenses increased $29,000 for the three months ended March 31, 1998 as compared to the same period in 1997 due primarily to higher average outstanding balances and interest rates on borrowings.

Other income decreased $12,000 for the three months ended March 31, 1998 as compared to the same period in 1997 due primarily to 1997 non-recurring proceeds related to an insurance recovery.

Loss from operations before taxes and minority interest for the three months ended March 31, 1998 decreased $1.4 million as compared to the same period in 1997 due primarily to the factors discussed above. Income tax provision or benefit varies with the amount of income or loss from operations before income taxes (See Note 2).

The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full years.


                           HEALTH-CHEM CORPORATION               Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 9



Liquidity and Capital Resources

The following measures of liquidity are derived from the Company's Consolidated Financial Statements:
                                                   March 31,   December 31,
                                                      1998         1997

Working Capital (current assets less current
  liabilities, in thousands)                          $6,991         $5,698

Current Ratio (current assets/current liabilities)       1.9            1.8

Quick Ratio (cash & receivables/current liabilities)      .8             .6


Working capital increased $1.3 million from December 31, 1997 to March 31, 1998 due to an increase of $1.6 million in current assets, partially offset by an increase of $.3 million in current liabilities. Accounts receivable and accrued expenses and other current liabilities increased $1.6 million and $.7 million respectively, while accounts payable decreased $.3 million. The increase in accounts receivable reflects increased levels of sales for synthetic fabrics and transdermal nitroglycerin patches. Accrued expenses and current liabilities increased $.7 million due primarily to increases in accrued interest for convertible subordinated debentures of $.2 million, accrued payroll-related of $.1 million and current portion of long-term debt of $.1 million.

Cash used for operations for the three months ended March 31, 1998 and 1997 was $1.1 million and $.9 million, respectively. This increase is due primarily to increasing accounts receivable of $1.6 million in 1998 as compared to increasing accounts receivable of $74,000 in 1997, decreasing losses from operations of $122,000 in 1998 as compared to losses from operations of $1.0 million in 1997 and no change in deferred income taxes in 1998 as compared to deferred income tax assets of $.5 million in 1997. Investing activities for the three months ended March 31, 1998 provided cash of $.2 million as compared to cash used for investing of $.2 million for the same period in 1997. This increase is due primarily to lower additions to property, plant and equipment for 1998 and to a reduction in investment in life insurance policies. Financing activities for the three months ended March 31, 1998 and 1997 provided cash for operations of $.8 million and $1.2 million, respectively.

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

                         HEALTH-CHEM CORPORATION                  Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS       Page 10



Borrowings under the IBJS facility are collateralized by a pledge of substantially all of the assets of the Company. The Loan Agreement, which expires on January 9, 2002, was subject to various covenants which, among other things, required the Company to maintain specified ratios of net worth, current ratio, fixed charge coverage, minimum level of earnings before taxes, depreciation and amortization and limits capital expenditures. On January 21, 1998, the Company entered into a First Amendment ("Amendment") to the Loan Agreement with IBJS. The Amendment, among other things, amends the terms for drawing upon the term loan and amends certain financial covenants. At March 31, 1998, the Company was in compliance with the covenants, as amended. Pursuant to the Amendment, the maximum term loan amount was reduced to $3,998,000 from $7,000,000 providing an aggregate of up to $11,998,000 in senior secured financing. The interest rates on the revolving credit line and term loans increased to IBJS's prime plus .50% and IBJS's prime plus .875%, respectively. These rates are subject to a .25% decrease upon IBJS's satisfactory review of the financial statements for the year ended December 31, 1998. The Company pays a facility fee of 3/8 of 1% on the amount of the unused available financing facility.

At March 31, 1998 the Company had borrowed $6.7 million on its revolving line of credit from IBJS and $2.7 million in term loans. In April 1998, the Company borrowed the remaining $1.2 million allowable by IBJS in term loans to purchase the Company's convertible subordinated debentures to meet the April 1998 sinking fund requirements. The $8,000,000 revolving credit line borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The eligible amount is evaluated monthly. For the three months ended March 31, 1998, the maximum eligible amount of the $8,000,000 revolving credit line ranged from $6,566,000 to $7,570,000, or from 82% to 95%.

The Company expects to meet $.5 million of debenture interest payments on its convertible subordinated debentures each April and October and other periodic interest payments out of working capital. The required $1.5 million sinking fund payment on the Company's subordinated debentures due on April 15, 1998 was satisfied by application of $.3 million debentures previously repurchased or redeemed, of which $.1 million were purchased in 1996, and by calling for redemption of the remaining $1.2 million. Debentures may be repurchased and retired or if debentures are not available for purchase, the Company has the option to call for redemption the amount required to meet sinking fund requirements.

The Company's debt to equity ratio was 7:1 at March 31, 1998 and at December 31, 1997.

Management believes anticipated expenditures in 1998 such as capital expenditures, research and development costs and other operating expenses will be financed, in part, by the utilization of the Company's credit facility from IBJS. The Company anticipates capital expenditures for property, plant and equipment in 1998 not to exceed $1.3 million. These capital expenditures will primarily consist of manufacturing equipment. At March 31, 1998 the Company had expended $49,000 for capital expenditures for property, plant and equipment in 1998.


                                                                    Part II
                                                                     Item 1
                                                                    Page 11
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In May 1996, Herman Rovner and Bruce Nicholl, two stockholders of the Company, commenced a class and derivative action against the Company, its directors, and a former director in the Delaware Chancery Court (New Castle County). The complaint alleged that the defendants breached their fiduciary duties insofar as the transactions under a Stock Purchase Agreement entered into between the Company and Marvin M. Speiser in March 1996 would unfairly benefit Mr. Speiser to the detriment of the other stockholders and violate the terms of a 1991 Chancery Court order which a derivative action was settled.

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

In July 1997, motions to dismiss the action were brought independently on behalf of the plaintiffs and the defendants, respectively. Common to both motions was the ground that the claims are moot. Plaintiffs' motion included a petition for an award of attorneys' fees and expenses. On April 23, 1998, the Chancery Court dismissed the action with prejudice and awarded plaintiffs' attorneys $74,600, representing a portion of the requested fees, and $26,128 for expenses.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits - none.
(b) During the quarter ended March 31, 1998 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                   HEALTH-CHEM CORPORATION

May 12, 1998                       /s/  Marvin M. Speiser
                                   By:  Marvin M. Speiser
                                        Chairman of the Board and President
                                        (Principal Executive Officer)

                                   /s/  Paul R. Moeller
                                   By:  Paul R. Moeller
                                        Vice President - Finance
                                        (Principal Financial Officer)
                                        (Principal Accounting Officer)
