Form 10-Q
period 1998-06-30
HEALTH CHEM CORP
filed 1998-08-13
CIK 46428

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


For the Quarter Ended June 30, 1998         Commission File Number 1-6787



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

As of July 31, 1998, 7,982,424 shares of Common Stock, $.01 Par Value, were outstanding.

                          HEALTH-CHEM CORPORATION                Part I
                  CONSOLIDATED BALANCE SHEETS  (Unaudited)       Item 1
                              (In thousands)                     Page 2


                                                   June 30, December 31,
                                                     1998       1997
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $   213      $   162
  Accounts receivable, net                            4,767        4,194
  Inventories (Note 3)                                8,018        7,537
  Other current assets                                1,321        1,044
    Total Current Assets                             14,319       12,937

PROPERTY, PLANT & EQUIPMENT
  Land and buildings                                  5,721        5,721
  Other property, plant & equipment                  24,095       23,875
    Total Property, Plant & Equipment                29,816       29,596
  Less accumulated depreciation & amortization       18,676       17,704
    Net Property, Plant & Equipment                  11,140       11,892

NON-CURRENT ASSETS
  Notes receivable                                      750          900
  Cash surrender value of life insurance
   policies                                           1,001        1,033
  Excess of cost over fair value of assets
   acquired                                             670          682
  Deferred taxes-non-current                          1,891        1,892
  Other non-current assets                              344          600
    Total Non-Current Assets                          4,656        5,107
TOTAL ASSETS                                        $30,115      $29,936

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $ 4,304      $ 4,189
  Accrued expenses and other current liabilities     10,153        2,884
  Income taxes payable                                  185          166
    Total Current Liabilities                        14,642        7,239

LONG-TERM LIABILITIES
  10.375% convertible subordinated debentures             0        8,000
  Long-term debt                                      9,223        8,270
  Other long-term liabilities                         2,796        2,530
  Minority interest                                      14           11

STOCKHOLDERS' EQUITY
  Convertible special stock                               7            7
  Common stock                                          145          145
  Additional paid-in capital                         18,286       18,286
  Less stockholder notes receivable                    <148>        <148>
  Accumulated deficit                                <7,167>      <6,721>
    Subtotal                                         11,123       11,569
  Less treasury stock                                <7,683>      <7,683>
    Total Stockholders' Equity                        3,440        3,886

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $30,115      $29,936

See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION                  Part I
                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)   Item 1
                      (In thousands, except per share amounts)        Page 3



                                                      For the Six Months
                                                        Ended June 30,
                                                        1998         1997
REVENUE:
  Net sales                                          $19,511      $19,076
  Cost of goods sold                                  14,034       14,578
  Gross profit                                         5,477        4,498

OPERATING EXPENSES:
  Selling, general and administrative expense          4,275        4,605
  Legal expense                                          542          275
  Research and development expense                       542        1,247
  Net interest expense                                   835          789
    Total operating expenses                           6,194        6,916

LOSS FROM OPERATIONS                                    <717>      <2,418>
  Other income - net                                     270          258

LOSS FROM OPERATIONS BEFORE TAXES
 AND MINORITY INTEREST                                  <447>      <2,160>
  Income tax benefit                                       7          703

LOSS BEFORE MINORITY INTEREST                           <440>      <1,457>
  Minority Interest in earnings of subsidiary              3            1

LOSS BEFORE EXTRAORDINARY GAIN                          <443>      <1,458>
  Extraordinary loss from repurchase of debentures         3            1

LOSS                                                 $  <446>     $<1,459>


Earnings per common share (basic & diluted)
 (Note 4):

  Loss before extraordinary gain                     $  <.06>     $  <.18>
  Extraordinary loss from repurchase of
   debentures                                            .00          .00

LOSS PER COMMON SHARE                                $  <.06>     $  <.18>


Average number of common shares outstanding
 (basic & diluted) (Note 4):                           7,982        7,982









See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION                  Part I
                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)   Item 1
                      (In thousands, except per share amounts)        Page 4



                                                     For the Three Months
                                                        Ended June 30,
                                                        1998         1997
REVENUE:
  Net sales                                          $ 9,204      $10,333
  Cost of goods sold                                   6,678        7,707
  Gross profit                                         2,526        2,626

OPERATING EXPENSES:
  Selling, general and administrative expense          2,117        2,288
  Legal expense                                          176          168
  Research and development expense                       289          503
  Net interest expense                                   423          405
    Total operating expenses                           3,005        3,364

LOSS FROM OPERATIONS                                    <479>        <738>
  Other income - net                                     181          157

LOSS FROM OPERATIONS BEFORE TAXES
 AND MINORITY INTEREST                                  <298>        <581>
  Income tax provision <benefit>                          21         <173>

LOSS BEFORE MINORITY INTEREST                           <319>        <408>
  Minority Interest in earnings of subsidiary              3            2

LOSS BEFORE EXTRAORDINARY GAIN                          <322>        <410>
  Extraordinary loss from repurchase of debentures         3            2

LOSS                                                 $  <325>     $  <412>


Earnings per common share (basic & diluted)
 (Note 4):

  Loss before extraordinary gain                     $  <.04>     $  <.05>
  Extraordinary loss from repurchase of
   debentures                                            .00          .00

LOSS PER COMMON SHARE                                $  <.04>     $  <.05>


Average number of common shares outstanding
 (basic & diluted) (Note 4):                           7,982        7,982









See Notes to Consolidated Financial Statements.

                           HEALTH-CHEM CORPORATION                  Part I
                  CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)     Item 1
                               (In thousands)                       Page 5


                                                      For the Six Months
                                                        Ended June 30,
                                                        1998         1997
Cash was <Used for> Provided by:

OPERATIONS:
 Loss before extraordinary gain                      $  <440>     $<1,458>
 Adjustments to reconcile to net cash used for
  operations:
   Depreciation and amortization                       1,068          811
   Gain on disposal of property, plant and equipment       1          <14>
   Provision for doubtful accounts receivable             36           10
   Deferred income taxes                                   0         <703>
   Minority interest                                       3            1
 Changes in:
  Accounts receivable                                   <608>        <556>
  Inventories                                           <481>         646
  Other current assets                                  <278>        <127>
  Other non-current assets                               200            1
  Accounts payable                                       115         <769>
  Accrued expenses and other current liabilities         104          <12>
  Interest and income taxes payable                        9           <5>
  Other long-term liabilities                            260          272
 Other, net                                               <3>           0
 Net cash used for operations                            <14>      <1,903>

INVESTING:
 Additions to property, plant and equipment             <229>        <279>
 Proceeds on disposals of property, plant and
  equipment                                                0           17
 Investment in life insurance policies - net              32          250
 Payments received on notes receivable                   150          150
 Net cash <used for> provided by investing               <47>         138

FINANCING:
 Long-term debt proceeds                               1,425        8,616
 Long-term debt payments                                <123>      <5,551>
 Repurchase of convertible subordinated debentures    <1,190>      <1,142>
 Net cash provided by financing                          112        1,923

Net Increase in Cash and Cash Equivalents                 51          158
Cash and Cash Equivalents at beginning of period         162          134
Cash and Cash Equivalents at end of period           $   213      $   292


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                          $   909      $   859
   Income Taxes                                            4            5

Supplemental Disclosures of Noncash Investing
 and Financing:
  Acquisition of fixed assets through capital
   lease obligations                                 $    24      $    45




See Notes to Consolidated Financial Statements

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

      The Consolidated Balance Sheet as of June 30, 1998, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended June 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full years.

2.    Taxes on Income  (In thousands)                For the Six Months
                                                       Ended June 30,
                                                       1998        1997
       The income tax <benefit> provision includes:
        State and local income taxes                $    <8>    $   <35>
        Federal income taxes                              0        <668>
         Total                                      $    <8>    $  <703>
       Taxes on income are comprised of:
        Currently payable <receivable>              $    <8>    $     0
        Deferred <benefit>                                0        <703>
         Total                                      $    <8>    $  <703>
       Taxes are charged <credited> to:
        Operations                                  $    <7>    $  <703>
        Extraordinary gain on repurchase of
        debentures                                       <1>          0
         Total                                      $    <8>    $  <703>

      A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                     For the Six Months
                                                       Ended June 30,
                                                       1998        1997
       Tax benefit at statutory rate                $  <153>    $  <735>
       Increase <decrease> resulting from:
        Intangibles and officers life insurance
          premiums                                        4          53
        State and local taxes, net of federal
          tax benefit                                     4         <35>
        Valuation allowance                             127           0
        Other                                            10          14
        Tax benefit                                 $    <8>    $  <703>

3.    Inventories  (In thousands)
                                           June 30, 1998  December 31, 1997

      Raw materials                            $3,754             $3,590
      Finished goods and work-in-process        4,264              3,947
      Total                                    $8,018             $7,537

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

      A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for loss from continuing operations for the periods ended June 30, 1998 and 1997 is presented below (in thousands, except per share amounts):

                                          For the             For the
                                         Six Months        Three Months
                                       Ended June 30,      Ended June 30,
                                        1998       1997     1998      1997

       Loss Applicable to Common
        Stockholders:
        Loss before extraordinary
         item                        $  <443>   $<1,458> $  <322>  $  <410>
         Loss applicable to
          common stockholders        $  <443>   $<1,458> $  <322>  $  <410>

       Basic Loss Per Common Share:
        Weighted average number of
         common shares outstanding     7,982      7,982    7,982     7,982

        Basic Loss per common share  $ <0.06>   $ <0.18> $ <0.04>  $ <0.05>

       Diluted Earnings <Loss> Per
        Common Share:
        Weighted average number of
         common shares outstanding     7,982      7,982    7,982     7,982
        Stock options                      0          0        0         0
        Convertible debentures             0          0        0         0

        Weighted average number of
         common shares outstanding
         - diluted                     7,982      7,982    7,982     7,982

        Diluted loss per common
         share                       $ <0.06>   $ <0.18> $ <0.04>  $ <0.05>
                            HEALTH-CHEM CORPORATION            Part I
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     Item 1
                                (Unaudited)                    Page 8


      Options to purchase 302,500 and 478,500 shares of common stock were outstanding at June 30, 1998 and 1997, respectively. No options were included in the computation of diluted earnings per common share for the three months and six months ended June 30, 1998 and 1997 because the Company reported a loss from continuing operations for those periods.

5.    Litigation

      In August 1995, Key Pharmaceuticals, Inc. a subsidiary of Schering-Plough Corporation ("Key") commenced an action against Hercon Laboratories in the United States District Court for the District of Delaware alleging that Hercon Laboratories' submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon Laboratories' transdermal nitroglycerin products, for which Hercon Laboratories is awaiting FDA approval, constituted infringement of Key's patent for its Nitro-Dur(R) products. Key sought certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be no earlier than February 16, 2010, the expiration date of Key's patent. Hercon Laboratories denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon Laboratories had not infringed and did not infringe any claim of the patent. Hercon Laboratories counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. On September 30, 1997, the Delaware District Court ruled in favor of Key both on its infringement claim and on Hercon Laboratories' claim that Key's patent is invalid and unenforceable. On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon Laboratories, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. Hercon Laboratories has appealed to the United States Court of Appeals for the Federal Circuit in Washington, D.C. from both the September 30, 1997 judgment and the December 17, 1997 injunction. Oral argument on the consolidated appeals was heard by the appellate court on August 5, 1998. The Company is awaiting decision by the court. Management continues to believe that Hercon Laboratories has strong grounds for prevailing on appeal.

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

Results of Operations

Net sales increased $.4 million, or 2%, for the six months ended June 30, 1998 as compared to the same period in 1997. The increase is due primarily to increases in sales of transdermal nitroglycerin patches of $.9 million partially offset by decreases in sales of synthetic fabrics of $.5 million. Sales of transdermal nitroglycerin patches, manufactured and marketed by the Company's Hercon Laboratories Corporation subsidiary ("Hercon Laboratories")
                           HEALTH-CHEM CORPORATION                  Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF           Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS         Page 9


increased due primarily to an increase in domestic sales volumes. The synthetic fabrics sales decrease is due primarily to lower sales of industrial fabrics at the Company's Pacific Combining subsidiary. During the first half of 1997, in anticipation of increased market pressures and delays in approvals from the FDA for the sale of new nitroglycerin patches, the Company undertook an organizational restructuring which reduced annual payroll-related expenses by $1,600,000. While the Company hopes to receive approvals for its new nitroglycerin patches in 1998, no assurances can be made that any new nitroglycerin patches will be approved by the FDA. Moreover, the Company's ability to exploit its new nitroglycerin products may be limited in the absence of a favorable resolution to its litigation with Key (See Note 5 above and discussion below). During the second quarter, the Company commenced production of over-the-counter pharmaceutical and cosmetic products, with initial shipments occurring in July. Current orders for these products are expected to contribute in excess of $4.5 million in net sales during the second half of 1998.

Net sales decreased $1.1 million, or 10% for the quarter ended June 30, 1998 as compared to the same period in 1996. The decrease is due primarily to decreases in sales of synthetic fabrics and transdermal nitroglycerin patches of $1.2 million and $.1 million, respectively. Sales decreases were partially offset by environmental product sales increases of $.2 million. The synthetic fabrics sales decrease is due primarily to lower sales of industrial and health-care fabrics. The transdermal nitroglycerin patch sales decrease is due primarily to lower domestic sales volumes. The environmental product sales increase is due primarily to higher sales of disruptants and insecticides.

Gross profit increased $1.0 million, or 22%, for the six months ended June 30, 1998 as compared to the same period in 1997. Gross profit as a percent of sales for the six months ended June 30, 1998 and 1997 was 28% and 24%, respectively. Gross profit for transdermal nitroglycerin patches, environmental products and synthetic fabrics increased $.7 million, $.2 million and $.1 million, respectively, for the six months ended June 30, 1998 as compared to the same period in 1997. Plant overhead decreased $.2 million, due primarily to a decrease in payroll-related expenses, for the six months ended June 30, 1998 as compared to the same period in 1997 reflecting, in part, the organizational restructuring and cost reduction program.
Transdermal nitroglycerin patch gross profit increased due primarily to increased domestic sales volumes. Environmental product gross profit increased due primarily to increased sales volumes of disruptants and insecticides. Synthetic fabrics gross profit increased $.1 million despite lower sales of $.5 million due primarily to cost reduction efforts and reductions in lower margin business.

Gross profit decreased $.1 million, or 3% for the quarter ended June 30, 1998 as compared to the same period in 1997. The decrease is due primarily to decreased gross profits for synthetic fabrics of $.3 million partially offset by increased gross profits for environmental products of $.2 million. The gross profit fluctuations are attributable to the factors noted above.

Selling, general and administrative expenses decreased $.3 million and $.2 million for the six months and quarter ended June 30, 1998, respectively, as compared to the corresponding periods in 1997. The decrease for both periods is due primarily to lower payroll-related costs.

Legal expenses increased $.3 million for the six months and was flat for the quarter ended June 30, 1998, as compared to the same periods in 1997. The increased legal expenses are due primarily to activity associated with the defense of the action brought by Key against Hercon Laboratories (see Note 5 of the Notes to Consolidated Financial Statements) and to an award of fees and expenses in connection with the dismissal of a class and derivative action.

                           HEALTH-CHEM CORPORATION                  Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF           Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS        Page 10


Research and development expenses decreased $.7 million and $.2 million for the six months and quarter ended June 30, 1998, respectively, as compared to the same periods in 1997. Payroll related expenses decreased $.5 million and $.2 million for the six months and quarter end June 30, 1998, respectively, as compared to the same periods in 1997 reflecting the organizational restructuring changes. Outside clinical testing, laboratory supplies and clinical materials expenses decreased a combined $.2 million for the six months ended June 30, 1998 as compared to the same period in 1997. The Company expects total research and development expenses in 1998 to be lower than 1997 levels.

Net interest expenses increased $46,000 and $18,000 for the six months and quarter ended June 30, 1998 as compared to the same periods in 1997 due primarily to higher average outstanding balances and interest rates on borrowings.

Other income decreased $12,000 and $24,000 for the six months and quarter ended June 30, 1998, respectively, as compared to the same periods in 1997 due primarily to 1997 non-recurring proceeds related to an insurance recovery and to a Hercon Laboratories distribution agreement.

Loss from operations before taxes and minority interest for the six months and quarter ended June 30, 1998 decreased $1.7 million and $.3 million, respectively, as compared to the same periods in 1997 due primarily to the factors discussed above. Income tax provision or benefit varies with the amount of income or loss from operations before income taxes (See Note 2).

The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full years.

Liquidity and Capital Resources

The following measures of liquidity are derived from the Company's Consolidated Financial Statements:
                                                    June 30,   December 31,
                                                      1998         1997

Working Capital (current assets less current
  liabilities, in thousands)                          $ <323>        $5,698

Current Ratio (current assets/current liabilities)       1.0            1.8

Quick Ratio (cash & receivables/current liabilities)      .3             .6

Working capital decreased $6.0 million from December 31, 1997 to June 30, 1998 due to an increase of $7.4 million in current liabilities, partially offset by an increase of $1.4 in current assets. Accrued expenses and other current liabilities, accounts receivable and inventories increased $7.3 million, $.6 million and $.5 million, respectively. The increase in accrued expenses and other current liabilities reflects an $8 million reclassification of the Company's convertible subordinated debentures to current portion of long-term debt.

Cash used for operations for the six months ended June 30, 1998 and 1997 was $14,000 and $1.9 million, respectively. This decrease is due primarily to decreasing losses from operations of $1.5 million in 1997 to $440,000 in 1998 and increasing deferred income tax assets of $.7 million in 1997 as compared to no increase in deferred income tax assets in 1998, partial offset by reduction in inventory in 1997 of $.6 million as compared to increasing inventory of $.5 milliion in 1998. Investing activities for the six months ended June 30, 1998 consumed cash of $47,000 as compared to providing cash for investing activities of $138,000 for the same period in 1997. This decrease

                         HEALTH-CHEM CORPORATION                  Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS       Page 11


in cash generation is due primarily to a reduction in investment in life insurance policies. Financing activities for the six months ended June 30, 1998 and 1997 provided cash for operations of $.1 million and $1.9 million, respectively.

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

Borrowings under the IBJS facility are collateralized by a pledge of substantially all of the assets of the Company. The Loan Agreement, which expires on January 9, 2002, was subject to various covenants which, among other things, required the Company to maintain specified ratios of net worth, current ratio, fixed charge coverage, minimum level of earnings before taxes, depreciation and amortization and limits capital expenditures. On January 21, 1998, the Company entered into a First Amendment ("Amendment") to the Loan Agreement with IBJS. The Amendment, among other things, amends the terms for drawing upon the term loan and amends certain financial covenants. At June 30, 1998, the Company was in compliance with the covenants, as amended. Pursuant to the Amendment, the maximum term loan amount was reduced to $3,998,000 from $7,000,000 providing an aggregate of up to $11,998,000 in senior secured financing. The interest rates on the revolving credit line and term loans increased to IBJS's prime plus .50% and IBJS's prime plus .875%, respectively. These rates are subject to a .25% decrease upon IBJS's satisfactory review of the financial statements for the year ended December 31, 1998. The Company pays a facility fee of 3/8 of 1% on the amount of the unused available financing facility.

At June 30, 1998 the Company had borrowed $6.1 million on its revolving line of credit from IBJS and $3.8 million in term loans. In April 1998, the Company borrowed the remaining $1.2 million allowable by IBJS in term loans to purchase the Company's convertible subordinated debentures to meet the April 1998 sinking fund requirements. In May 1998, the Company commenced required monthly payments on the term loan of $56,000. Monthly payments will continue until the termination of the loan on January 9, 2002. The $8,000,000 revolving credit line borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The eligible amount is evaluated monthly. For the six months ended June 30, 1998, the maximum eligible amount of the $8,000,000 revolving credit line ranged from $6,566,000 to $7,570,000, or from 82% to 95%.

The Company expects to meet the $.5 million debenture interest payment on its convertible subordinated debentures due in October 1998 and other periodic interest payments out of working capital. The required $1.5 million sinking fund payment on the Company's subordinated debentures due on April 15, 1998 was satisfied by application of $.3 million debentures previously repurchased or redeemed, of which $.1 million were purchased in 1996, and by calling for redemption of the remaining $1.2 million. The Company has not paid cash dividends and does not anticipate paying such dividends on its common stock in

                         HEALTH-CHEM CORPORATION                  Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS       Page 12



the foreseeable future. The terms of the indenture relating to the debentures restrict the Company's ability to pay cash dividends and/or repurchase its capital stock pursuant to a formula based upon the consolidated net income of the Company and other factors. Under the formula, at June 30, 1998, no amount was available for the payment of dividends and/or the repurchase of capital stock. The Company is also restricted from declaring, paying or making any dividend or distribution on any shares of its capital stock by the Loan Agreement with IBJS. The Company is in the process of developing a program to enable it to refinance the $8 million convertible debenture obligation due April 15, 1999. While management believes that it will be successful in its efforts to refinance the debentures by April 15, 1999, there can be no assurance that the Company will be able to do so.

The Company's 90% owned Transderm Laboratories Corporation subsidiary ("Transderm") has outstanding stock options of 11,450,000 at June 30, 1998. The Company's ownership in Transderm would be reduced to approximately 70% in the event that all outstanding options to purchase common stock of Transderm were exercised. There would be no impact on minority interest due to the deficit equity position of Transderm. The exercise of all such options would not affect the method by which the Company is consolidated from a financial reporting standpoint. Such exercises would preclude the Company from utilizing any tax attributes available to Transderm. Management believes that there would be no material adverse effect on the financial condition of the Company from the loss of any such tax attributes that may be available to Transderm.

The Company's debt to equity ratio was 8:1 at June 30, 1998 and at December 31, 1997.

Management believes anticipated expenditures in 1998 such as capital expenditures, research and development costs and other operating expenses will be financed, in part, by the utilization of the Company's credit facility from IBJS. The Company anticipates capital expenditures for property, plant and equipment in 1998 not to exceed $1.3 million. These capital expenditures will primarily consist of manufacturing equipment. At June 30, 1998 the Company had expended $229,000 for capital expenditures for property, plant and equipment in 1998.

                                                                    Part II
                                                                     Item 1
                                                                    Page 13
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments in any pending legal proceedings in the quarter ended June 30, 1998 that were not previously reported.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 12, 1998. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

               Nominee              In Favor          Withheld

            Martin Benis            6,841,501         443,913
            Steven Bernstein        6,849,558         435,856
            Matthew Goldstein       6,848,298         437,116
            Paul R. Moeller         6,845,698         439,716
            Eugene Roshwalb         6,848,121         437,293
            Bruce M. Schloss        6,846,998         438,416
            Marvin M. Speiser       6,736,987         548,429
            Robert D. Speiser       6,741,440         543,974
            Milton Y. Zussman       6,826,574         458,840

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits - none.
(b) During the quarter ended June 30, 1998 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                   HEALTH-CHEM CORPORATION

August 13, 1998                    /s/  Marvin M. Speiser
                                   By:  Marvin M. Speiser
                                        Chairman of the Board and President
                                        (Principal Executive Officer)

                                   /s/  Paul R. Moeller
                                   By:  Paul R. Moeller
                                        Vice President - Finance
                                        (Principal Financial Officer)
                                        (Principal Accounting Officer)
