Form 10-Q
period 1998-09-30
HEALTH CHEM CORP
filed 1998-11-16
CIK 46428

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


For the Quarter Ended September 30, 1998      Commission File Number 1-6787



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

As of October 31, 1998, 7,982,424 shares of Common Stock, $.01 Par Value, were outstanding.

                          HEALTH-CHEM CORPORATION                Part I
                  CONSOLIDATED BALANCE SHEETS  (Unaudited)       Item 1
                              (In thousands)                     Page 2


                                              September 30, December 31,
                                                  1998          1997
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $   158      $   162
  Accounts receivable, net                            5,169        4,194
  Inventories (Note 3)                                7,930        7,537
  Other current assets                                1,291        1,044
    Total Current Assets                             14,548       12,937

PROPERTY, PLANT & EQUIPMENT
  Land and buildings                                  5,721        5,721
  Other property, plant & equipment                  24,405       23,875
    Total Property, Plant & Equipment                30,126       29,596
  Less accumulated depreciation & amortization       19,151       17,704
    Net Property, Plant & Equipment                  10,975       11,892

NON-CURRENT ASSETS
  Notes receivable                                      675          900
  Cash surrender value of life insurance
   policies                                           1,038        1,033
  Excess of cost over fair value of assets
   acquired                                               0          682
  Deferred taxes-non-current                          1,891        1,892
  Other non-current assets                              319          600
    Total Non-Current Assets                          3,923        5,107
TOTAL ASSETS                                        $29,446      $29,936

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $ 5,049      $ 4,189
  Accrued expenses and other current liabilities      1,637        1,389
  Current portion of 10.375% convertible
   subordinated debentures                            8,000        1,190
  Bank debt                                          10,347          305
  Income taxes payable                                  193          166
    Total Current Liabilities                        25,226        7,239

LONG-TERM LIABILITIES
  10.375% convertible subordinated debentures             0        8,000
  Long-term debt                                          0        8,270
  Other long-term liabilities                         2,919        2,530
  Minority interest                                      14           11

STOCKHOLDERS' EQUITY
  Convertible special stock                               7            7
  Common stock                                          145          145
  Additional paid-in capital                         18,286       18,286
  Less stockholder notes receivable                    <148>        <148>
  Accumulated deficit                                <9,320>      <6,721>
    Subtotal                                          8,970       11,569
  Less treasury stock                                <7,683>      <7,683>
    Total Stockholders' Equity                        1,287        3,886

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $29,446      $29,936

See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION                  Part I
                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)   Item 1
                      (In thousands, except per share amounts)        Page 3



                                                     For the Nine Months
                                                        Ended September 30,
                                                        1998         1997
REVENUE:
  Net sales                                          $28,119      $28,861
  Cost of goods sold                                  21,330       22,167
  Gross profit                                         6,789        6,694

OPERATING EXPENSES:
  Selling, general and administrative expense          6,485        6,800
  Legal expense                                          569          375
  Goodwill amortization                                   18           18
  Write-off of goodwill                                  664            0
  Research and development expense                       824        2,102
  Net interest expense                                 1,253        1,210
    Total operating expenses                           9,813       10,505

LOSS FROM OPERATIONS                                  <3,024>      <3,811>
  Other income - net                                     432          323

LOSS FROM OPERATIONS BEFORE TAXES
 AND MINORITY INTEREST                                <2,592>      <3,488>
  Income tax provision <benefit>                           1       <1,064>

LOSS BEFORE MINORITY INTEREST                         <2,593>      <2,424>
  Minority Interest in earnings of subsidiary              3            1

LOSS BEFORE EXTRAORDINARY LOSS                        <2,596>      <2,425>
  Extraordinary loss from repurchase of debentures         3            1

LOSS                                                 $<2,599>     $<2,426>


Earnings per common share (basic & diluted)
 (Note 4):

  Loss before extraordinary gain                     $  <.33>     $  <.30>
  Extraordinary loss from repurchase of
   debentures                                            .00          .00

LOSS PER COMMON SHARE                                $  <.33>     $  <.30>


Average number of common shares outstanding
 (basic & diluted) (Note 4):                           7,982        7,982









See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION                  Part I
                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)   Item 1
                      (In thousands, except per share amounts)        Page 4



                                                     For the Three Months
                                                     Ended September 30,
                                                        1998         1997
REVENUE:
  Net sales                                          $ 8,609      $ 9,785
  Cost of goods sold                                   7,296        7,589
  Gross profit                                         1,313        2,196

OPERATING EXPENSES:
  Selling, general and administrative expense          2,222        2,207
  Legal expense                                           27          100
  Goodwill amortization                                    6            6
  Write-off of goodwill                                  664            0
  Research and development expense                       283          855
  Net interest expense                                   417          421
    Total operating expenses                           3,619        3,589

LOSS FROM OPERATIONS                                  <2,306>      <1,393>
  Other income - net                                     161           65

LOSS FROM OPERATIONS BEFORE TAXES                     <2,145>      <1,328>
  Income tax provision <benefit>                           8         <361>

LOSS                                                 $<2,153>     $  <967>


Earnings per common share (basic & diluted)
 (Note 4):

LOSS PER COMMON SHARE                                $  <.27>     $  <.12>


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









See Notes to Consolidated Financial Statements.

                           HEALTH-CHEM CORPORATION                  Part I
                  CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)     Item 1
                               (In thousands)                       Page 5


                                                     For the Nine Months
                                                     Ended September 30,
                                                        1998         1997
Cash was <Used for> Provided by:

OPERATIONS:
 Loss before extraordinary loss                      $<2,596>     $<2,425>
 Adjustments to reconcile to net cash used for
  operations:
   Depreciation and amortization                       1,596        1,480
   Write-off of goodwill                                 664            0
   Gain on disposal of property, plant and equipment      <7>           1
   Provision for doubtful accounts receivable             81           35
   Deferred income taxes                                   0       <1,066>
   Minority interest                                       3            1
 Changes in:
  Accounts receivable                                 <1,055>        <575>
  Inventories                                           <393>          39
  Other current assets                                  <247>        <153>
  Other non-current assets                               201         <139>
  Accounts payable                                       859         <105>
  Accrued expenses and other current liabilities          45          120
  Interest and income taxes payable                      225          236
  Other long-term liabilities                            390          408
 Other, net                                                0           <1>
 Net cash used for operations                           <234>      <2,144>

INVESTING:
 Additions to property, plant and equipment             <561>        <297>
 Proceeds on disposals of property, plant and
  equipment                                                8          132
 Investment in life insurance policies - net              <5>         264
 Payments received on notes receivable                   225          225
 Net cash <used for> provided by investing              <333>         324

FINANCING:
 Long-term debt proceeds                               2,049        8,508
 Long-term debt payments                                <296>      <5,551>
 Repurchase of convertible subordinated debentures    <1,190>      <1,142>
 Net cash provided by financing                          563        1,815

Net Decrease in Cash and Cash Equivalents                 <4>          <5>
Cash and Cash Equivalents at beginning of period         162          134
Cash and Cash Equivalents at end of period           $   158      $   129


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                          $ 1,146      $ 1,061
   Income Taxes                                            4            6

Supplemental Disclosures of Noncash Investing
 and Financing:
  Acquisition of fixed assets through capital
   lease obligations                                 $    24      $    45



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

      The Consolidated Balance Sheet as of September 30, 1998, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended September 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full years.

2.    Taxes on Income  (In thousands)               For the Nine Months
                                                    Ended September 30,
                                                       1998        1997
       The income tax <benefit> provision includes:
        State and local income taxes                $     0     $   <24>
        Federal income taxes                              0      <1,089>
         Total                                      $     0     $<1,065>
       Taxes on income are comprised of:
        Currently payable <receivable>              $     0     $     1
        Deferred <benefit>                                0      <1,066>
         Total                                      $     0     $<1,065>
       Taxes are charged <credited> to:
        Operations                                  $     1     $<1,065>
        Extraordinary gain on repurchase of
        debentures                                       <1>          0
         Total                                      $     0     $<1,065>

      A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                    For the Nine Months
                                                    Ended September 30,
                                                       1998        1997
       Tax benefit at statutory rate                $  <882>    $<1,186>
       Increase <decrease> resulting from:
        Intangibles and officers life insurance
          premiums                                        6          77
        State and local taxes, net of federal
          tax benefit                                  <166>         22
        Valuation allowance                           1,027           2
        Other                                            15          20
        Tax benefit                                 $     0     $<1,065>

3.    Inventories  (In thousands)
                                         September 30, 1998  December 31, 1997

      Raw materials                            $3,903             $3,590
      Finished goods and work-in-process        4,027              3,947
      Total                                    $7,930             $7,537

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

      A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for loss from continuing operations for the periods ended September 30, 1998 and 1997 is presented below (in thousands, except per share amounts):

                                          For the              For the
                                        Nine Months         Three Months
                                     Ended September 30,  Ended September 30,
                                        1998        1997     1998        1997

       Loss Applicable to Common
        Stockholders:
        Loss before extraordinary
         item                        $<2,596>    $<2,425> $<2,153>   $  <967>
         Loss applicable to
          common stockholders        $<2,596>    $<2,425> $<2,153>   $  <967>

       Basic Loss Per Common Share:
        Weighted average number of
         common shares outstanding     7,982       7,982    7,982      7,982

        Basic Loss per common share  $  <.33>    $  <.30> $  <.27>   $  <.12>

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

        Diluted loss per common
         share                       $  <.33>    $  <.30> $  <.27>   $  <.12>
                            HEALTH-CHEM CORPORATION            Part I
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     Item 1
                                (Unaudited)                    Page 8

      Options to purchase 295,000 and 466,500 shares of common stock were outstanding at September 30, 1998 and 1997, respectively. No options were included in the computation of diluted earnings per common share for the three months and six months ended September 30, 1998 and 1997 because the Company reported a loss from continuing operations for those periods.

5.    Litigation

      In August 1995, Key Pharmaceuticals, Inc. a subsidiary of Schering-Plough Corporation ("Key") commenced an action against Hercon Laboratories in the United States District Court for the District of Delaware alleging that Hercon Laboratories Corporation's ("Hercon Laboratories") submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon Laboratories' transdermal nitroglycerin products, and for which Hercon Laboratories is awaiting
      FDA approval, constituted infringement of Key's patent for its Nitro-
      Dur (R) products. Key sought certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be no earlier than February 16, 2010, the expiration date of Key's patent. Hercon Laboratories denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon Laboratories had not infringed and did not infringe any claim of the patent. Hercon Laboratories counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. On September 30, 1997, the Delaware District Court ruled in favor of Key both on its infringement claim and on Hercon Laboratories' claim that Key's patent is invalid and unenforceable. On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon Laboratories, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February
      16, 2010. Hercon Laboratories has appealed to the United States Court of Appeals for the Federal Circuit in Washington, D.C. from both the September 30, 1997 judgment and the December 17, 1997 injunction. Oral argument on the consolidated appeals was heard by the appellate court on August 5, 1998. The Company is awaiting decision by the court. Management continues to believe that Hercon Laboratories has strong grounds for prevailing on appeal.

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

Results of Operations

Net sales decreased $.7 million, or 3%, for the nine months ended September 30, 1998 as compared to the same period in 1997. The decrease is due primarily to decreases in sales of synthetic fabrics and environmental products of $2 million and $.2 million, respectively, partially offset by increases in sales from Hercon Laboratories of $1.5 million. The synthetic
                           HEALTH-CHEM CORPORATION                  Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF           Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS         Page 9


fabrics sales decrease is due primarily to a $2.3 million decrease in sales of industrial fabrics at the Company's Pacific Combining Corporation subsidiary ("Pacific"). Sales increases at Hercon Laboratories are due primarily to increased sales of transdermal nitroglycerin patches and over-the-counter pharmaceutical and cosmetic products of $.3 million and $1.2 million, respectively. Sales of environmental products decreased $.2 million due primarily to lower sales of disruptant products, partially offset by increased sales of insecticide products. During the first half of 1997, in anticipation of increased market pressures and delays in approvals from the FDA for the sale of new nitroglycerin patches, the Company undertook an organizational restructuring which reduced annual payroll-related expenses. For the nine months and quarter ended September 30, 1998, total payroll-related expenses were reduced by $1.1 million and $.1 million, respectively, principally due to the organizational restructuring. On October 30, 1998, the Company received FDA market approval for its improved nitroglycerin patches. The Company's newly-approved patches have been rated by the FDA as an accepted generic alternative to Novartis Pharmaceutical Corporation's Transderm Nitro(R) products. The Company's ability to commercially exploit its newly-improved nitroglycerin products is currently being adversely affected by the absence of a favorable resolution to its litigation with Key (See Note 5 above and discussion below). Current orders for the over-the-counter pharmaceutical and cosmetic products are expected to contribute in excess of $1.5 million in net sales during the fourth quarter of 1998, with additional orders anticipated for delivery in 1999.

Net sales decreased $1.2 million, or 12% for the quarter ended September 30, 1998 as compared to the same period in 1997. The decrease is due primarily to decreases in sales of synthetic fabrics, transdermal nitroglycerin patches and environmental products of $1.5 million, $.6 million and $.3 million, respectively. Sales decreases were partially offset by initial sales of over-the-counter pharmaceutical and cosmetic products of $1.2 million. The synthetic fabrics sales decrease is due primarily to lower sales of industrial fabrics. The transdermal nitroglycerin patch sales decrease is due primarily to lower domestic sales volumes. The environmental product sales decrease is due primarily to lower sales of disruptants and insecticides.

Gross profit increased $.1 million, or 1%, for the nine months ended September 30, 1998 as compared to the same period in 1997. The increase is due primarily to increases in gross profit for Hercon Laboratories' products of $.6 million, partially offset by deceases in gross profits for synthetic fabrics of $.5 million. Gross profit as a percent of sales for the nine months ended September 30, 1998 and 1997 was 24% and 23%, respectively. The synthetic fabrics gross profit decrease consists of a $.9 million gross profit decrease for Pacific, partially offset by a $.4 million increase for the Company's Herculite Products, Inc. subsidiary ("Herculite"). Hercon Laboratories' gross profit increases relate to the initial sales of over-the-counter pharmaceutical and cosmetic products and increased sales volumes for foreign transdermal nitroglycerin patches. Payroll-related expenses decreased $.2 million for the nine months ended September 30, 1998 as compared to the same period in 1997 reflecting, in part, the organizational restructuring and cost reduction program.

Gross profit decreased $.9 million, or 40% for the quarter ended September 30, 1998 as compared to the same period in 1997. The decrease is due primarily to decreased gross profits for synthetic fabrics at Pacific, domestic transdermal nitroglycerin patches and environmental products. Gross profit for synthetic fabrics at Pacific decreased $.6 million due primarily to lower sales volumes of industrial fabrics. Hercon Laboratories' gross profit decreased $.2 million due primarily to lower sales volumes of higher margin products.
Hercon Laboratories' gross profit as a percentage of net sales decreased to 9% in 1998 from 35% in 1997. Environmental products gross profit decreased $.1 million due primarily to lower sales volumes of disruptant and insecticide


                           HEALTH-CHEM CORPORATION                  Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF           Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS        Page 10


products. Plant overhead increased $.2 million for the quarter ended September 30, 1998 as compared to the same period in 1997 due primarily to increased sales of lower margin products for Hercon Laboratories. Payroll-related expenses remained essentially the same for the quarter ended September 30, 1998 as compared to the same period in 1997 despite an increase in payroll-related expenses of $.1 million for Hercon Laboratories.

Selling, general and administrative expenses decreased $.3 million for the nine months ended September 30, 1998 as compared to the corresponding periods in 1997. This decrease is due primarily to lower general and administrative expenses of $.5 million partially offset by higher selling and marketing expenses of $.2 million.

Selling, general and administrative expenses were flat for the quarter ended September 30, 1998 as compared to the same period in 1997. An increase in selling and marketing expenses was largely offset by lower general and administrative expenses.

Legal expenses increased $.2 million for the nine months and decreased $.1 million for the quarter ended September 30, 1998, as compared to the same periods in 1997. The increased legal expenses are due primarily to activity associated with the defense of the action brought by Key against Hercon Laboratories (see Note 5 of the Notes to Consolidated Financial Statements) and to an award of fees and expenses in connection with the dismissal of a class and derivative action. The decrease for the quarter is due in part to insurance reimbursements for previously paid litigation expenses.

Research and development expenses decreased $1.3 million and $.6 million for the nine months and quarter ended September 30, 1998, respectively, as compared to the same periods in 1997. Payroll-related expenses decreased $.5 million and $.1 million for the nine months and quarter ended September 30, 1998, respectively, as compared to the same periods in 1997 reflecting the organizational restructuring. Outside clinical testing and clinical materials expenses decreased a combined $.7 million for the nine months ended September 30, 1998 as compared to the same period in 1997. The Company expects total research and development expenses in 1998 to be lower than 1997 levels.

Net interest expenses were essentially the same for the nine months and for the quarter ended September 30, 1998 as compared to the same periods in 1997.

Continuing reductions in revenues and escalating losses at Pacific, during the quarter ended September 30, 1998, have caused the Company to consider a restructuring or sale or other disposition of this business. Management believes that a decision as to which alternative to pursue will be made later in the fourth quarter of fiscal 1998. Accounting Principals Board Opinion No. 17, "Intangible Assets" (APB 17), specifies that a Company should periodically review the remaining expected period of benefits with regard to its amortization of goodwill. The Company has evaluated Pacific's goodwill of $.7 million as of September 30, 1998. After considering the financial position and results of operations of Pacific for the current and preceding years as well as future prospects, the Company, in accordance with APB 17, has decided that the goodwill at Pacific will not have a future benefit and has elected to write it off as of September 30, 1998.

Other income increased $.1 million for the nine months and quarter ended September 30, 1998 as compared to the same periods in 1997. These increases are due primarily to recording $.2 million and $.1 million for the nine months and third quarter ended September 30, 1998, respectively, related to development work income at Hercon Laboratories, partially offset by 1997 non-recurring proceeds of $.1 million related to a Hercon Laboratories distribution agreement.
                         HEALTH-CHEM CORPORATION                  Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS       Page 11



Loss from operations before taxes and minority interest for the nine months ended September 30, 1998 decreased $.9 million and for the quarter ended increased $.8 million as compared to the same periods in 1997 due primarily to the factors discussed above. Income tax provision or benefit varies with the amount of income or loss from operations before income taxes (See Note 2).
The Company recorded a valuation allowance of $1,027,000 to offset tax benefits from current year losses in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). (See discussion below).

The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full years.


Liquidity and Capital Resources

The following measures of liquidity are derived from the Company's Consolidated Financial Statements:
                                                   September 30, December 31,
                                                         1998        1997

Working Capital (current assets less current
  liabilities, in thousands)                         $<10,678>       $5,698

Current Ratio (current assets/current liabilities)         .6           1.8

Quick Ratio (cash & receivables/current liabilities)       .2            .6

Working capital decreased $16.4 million from December 31, 1997 to September 30, 1998 due to an increase of $18 million in current liabilities, partially offset by an increase of $1.6 in current assets. Accounts payable, accrued expenses and other current liabilities, current portion of 10.375% convertible subordinated debentures, and bank debt increased $.9 million, $.3 million, $6.8 million and $10 million, respectively. The increase in 10.375% convertible subordinated debentures reflects a reclassification to current liabilities of the portion due within one year. The outstanding bank debt with IBJ Schroder Business Credit Corporation (formerly IBJ Schroder Bank & Trust Company) ("IBJS") was reclassified to current liabilities in September 1998 because the Company was not in compliance with certain financial covenants of its loan agreement with IBJS. (See discussion below). Accounts receivable, inventories and other current assets increased $1 million, $.4 million and $.2 million, respectively.

At December 31, 1997, the Company reversed a liability for federal income taxes payable in the amount of $443,000. This liability was originally established to provide for potential audit adjustments. The Company re-evaluated the liability at year end and determined that because the tax years in question were no longer open, the liability was not necessary and should be reversed to income.

At December 31, 1997, the Company had moved into a three year cumulative loss status. In accordance with SFAS 109, this required the Company to assess the likelihood that all or a portion of its deferred tax asset would not be realized, in which case the asset would have to be reduced by a valuation allowance. To determine the amount of the valuation allowance, all positive and negative information regarding financial position and results of operations of the Company for the current, preceding and future years was considered. In addition, the Company considered tax-planning strategies in determining the amount of valuation allowance required. Under SFAS 109, a tax planning strategy is a prudent and feasible action that is allowable under the tax law and is expected to result in realization of deferred tax benefits. Such action is one that management normally would not implement unless the Company were about to lose tax benefits. At December 31, 1997, the Company
                         HEALTH-CHEM CORPORATION                  Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS       Page 12


determined that it would be feasible to enter into a sale-leaseback transaction before the deferred tax assets expire. This tax planning strategy, in conjunction with other deferred tax liabilities, enabled the Company to continue to recognize deferred tax assets of approximately $1,892,000. In accordance with SFAS 109, the Company was required to increase its valuation allowance by $1,019,000 to $9,488,000.

At December 31, 1997, the Company had approximately $18 million of net operating loss carryforwards for federal income tax purposes which expire in various years from 2000 through 2012 and tax credit carryforwards that expire in various years from 1998 through 2008. The Company also had net operating loss carryforwards in various states in which the Company and its subsidiaries operate which are available to absorb allocated portions of future taxable income for state tax purposes. The state operating loss carryforwards expire from 1998 through 2012. The Company believes that it is more likely than not that the $1,892,000 deferred tax asset will be realizable, however, the amount could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At September 30, 1998, the Company recorded an increase of $1,027,000 to its valuation allowance to offset increases to the deferred tax asset primarily in the form of net operating losses from the current year. The deferred tax asset net of a valuation allowance remains at $1,892,000.

Cash used for operations for the nine months ended September 30, 1998 and 1997 was $234,000 and $2.1 million, respectively. This decrease is due primarily to no change in deferred income tax assets in 1998 as compared to increasing deferred income tax assets of $1.1 million in 1997. The reduction in cash used for operations was partially offset by increasing inventory of $.4 million in 1998 as compared to a reduction in inventory in 1997 of $39,000. Investing activities for the nine months ended September 1998 consumed cash of $.3 million as compared to providing cash for investing activities of $.3 million for the same period in 1997. This decrease in cash generation is due primarily to a reduction in investment in life insurance policies and an increase in additions to property, plant and equipment. Financing activities for the nine months ended September 30, 1998 and 1997 provided cash for operations of $.6 million and $1.8 million, respectively.

On January 9, 1997, the Company replaced a $6,000,000 line of credit and a $1,750,000 term loan from The First National Bank of Maryland ("First National") with secured financing from IBJS. Pursuant to a Revolving Credit Term Loan and Security Agreement ("Loan Agreement") dated as of January 9, 1997, the Company was provided with up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. Proceeds from borrowings under the Loan Agreement were used by the Company to repay outstanding indebtedness under the aggregate $7,750,000 facility with First National. The term loans were intended to be used to repurchase, repay and/or redeem up to $7,000,000 of the Company's 10 3/8% Convertible Subordinated Debentures due April 15, 1999, as market conditions warrant. Term loan advances were limited to $4,000,000 until the resolution of the litigation between Hercon Laboratories and Key in such a way as to be immaterial on the future operations of the Company.

Borrowings under the IBJS facility are collateralized by a pledge of substantially all of the assets of the Company. The Loan Agreement, which expires on January 9, 2002, was subject to various covenants which, among other things, required the Company to maintain specified ratios of net worth, current ratio, fixed charge coverage, minimum level of earnings before taxes, depreciation and amortization and limits capital expenditures. On January 21, 1998, the Company entered into a First Amendment ("First Amendment") to the Loan Agreement with IBJS. The First Amendment, among other things, amended the terms for drawing upon the term loan and amended certain financial covenants. Pursuant to the First Amendment, the maximum term loan amount was

                        HEALTH-CHEM CORPORATION                   Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS       Page 13


reduced to $3,998,000 from $7,000,000 providing an aggregate of up to $11,998,000 in senior secured financing. In addition, an overadvance facility of $400,000 was provided through July 31, 1998. The interest rates on the revolving credit line and term loans increased to IBJS's prime plus .50% and IBJS's prime plus .875%, respectively. These rates are subject to a .25% decrease upon IBJS's satisfactory review of the financial statements for the year ended December 31, 1998. The Company pays a facility fee of 3/8 of 1% on the amount of the unused available financing facility. As of July 31, 1998, the Company entered into a Second Amendment to the Loan Agreement with IBJS, among other things, to increase the Company's overadvance facility to $600,000 through December 31, 1998.

At September 30, 1998, the Company was not in compliance with the net worth, current ratio, fixed charge coverage and the minimum level of earnings before taxes, depreciation and amortization covenants. This resulted in a reclassification of amounts outstanding under the line of credit and term loan to current liabilities. The Company is currently in negotiations with IBJS to amend the facility. An unfavorable resolution with IBJS would have a material adverse effect on the financial condition and operations of the Company.

At September 30, 1998 the Company had borrowed $6.7 million on its revolving line of credit from IBJS and $3.7 million in term loans. In April 1998, the Company borrowed the remaining $1.2 million allowable by IBJS in term loans to purchase the Company's convertible subordinated debentures to meet the April 1998 sinking fund requirements. In May 1998, the Company commenced required monthly payments on the term loan of $56,000. Monthly payments will continue until the termination of the loan on January 9, 2002. The $8,000,000 revolving credit line borrowing base is limited to the sum of 85% of eligible accounts receivable, 50% of eligible inventory and an overadvance facility of $600,000 which effectively increases the eligible amount by $600,000. The eligible amount is evaluated monthly. For the nine months ended September 30, 1998, the maximum eligible amount of the $8,000,000 revolving credit line ranged from $6,566,000 to $7,570,000, or from 82% to 95% exclusive of the $600,000 overadvance facility.

In October 1998, the Company paid $.5 million in interest on its convertible subordinated debentures. The Company expects to meet other periodic interest payments out of working capital. The required $1.5 million sinking fund payment on the Company's subordinated debentures due on April 15, 1998 was satisfied by application of $.3 million debentures previously repurchased or redeemed, of which $.1 million were purchased in 1996, and by calling for redemption of the remaining $1.2 million. The Company has not paid cash dividends and does not anticipate paying such dividends on its common stock in the foreseeable future. The terms of the indenture relating to the debentures restrict the Company's ability to pay cash dividends and/or repurchase its capital stock pursuant to a formula based upon the consolidated net income of the Company and other factors. Under the formula, at September 30, 1998, no amount was available for the payment of dividends and/or the repurchase of capital stock. The Company is also restricted from declaring, paying or making any dividend or distribution on any shares of its capital stock by the Loan Agreement with IBJS. The Company has retained a financial advisory firm to assist in the development of a program to enable the Company to restructure its financial obligations, including refinancing the $8 million convertible debenture obligation due April 15, 1999. While management believes that it will be successful in effecting such a restructuring, including the refinancing of the debentures by April 15, 1999, there can be no assurance that the Company will be able to do so. A failure to successfully effect a restructuring, including refinancing of the $8 million convertible debenture obligation, would have a material adverse effect on the financial condition and operations of the Company.



                         HEALTH-CHEM CORPORATION                  Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS       Page 14


The Company's 90% owned Transderm Laboratories Corporation subsidiary ("Transderm") has outstanding stock options of 11,450,000 at September 30, 1998. The Company's ownership in Transderm would be reduced to approximately 70% in the event that all outstanding options to purchase common stock of Transderm were exercised. There would be no impact on minority interest due to the deficit equity position of Transderm. The exercise of all such options would not affect the method by which the Company is consolidated from a financial reporting standpoint. Such exercises would preclude the Company from utilizing any tax attributes available to Transderm. Management believes that there would be no material adverse effect on the financial condition of the Company from the loss of any such tax attributes that may be available to Transderm.

The Company's debt to equity ratio was 22:1 at September 30, 1998 and 7:1 at December 31, 1997. The Company's debit to equity ratio increased at September 30, 1998 reflecting a $2.6 net loss for the nine months ended.

Management believes anticipated expenditures in 1998 such as capital expenditures, research and development costs and other operating expenses will be financed, in part, by the utilization of the Company's credit facility.
The Company anticipates capital expenditures for property, plant and equipment in 1998 not to exceed $1.3 million. These capital expenditures will primarily consist of manufacturing equipment. At September 30, 1998, the Company had expended $561,000 for capital expenditures for property, plant and equipment in 1998.

Update on the Impact of Year 2000 Issue

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

The Company has assessed the Year 2000 issue and has determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999.
The conversion process is considered to have five phases: (1) installation of upgrade to computer operating system; (2) installation of test environment;
(3) testing and modifying manufacturing and financial package programs; (4) upgrading manufacturing and financial programs to live system; and (5) upgrading customized reports and programs. The total cost of converting the software to be Year 2000 compatible is estimated at $100,000. The cost incurred to date is approximately $18,000. The total project cost will be expensed as incurred throughout 1999 and is not expected to have a material effect on the results of operations of the Company.

Through September 30, 1998, the Company has completed phases one and two of the Year 2000 project. In January, the upgrade for the computer operating system was installed. In August, consultants from the software manufacturer installed the test environment. Management information system personnel have commenced phase three by prioritizing programs that have a material effect on daily production, inventory control and invoicing. The Company has targeted completion of the Year 2000 project for June 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be resolved. If such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material adverse effect on the operations of the Company. Although the Company is uncertain about the duration of a worst case scenario, the Company's most reasonable likely worst case scenario would be to lose temporarily the ability to process transactions, send invoices, or engage
                        HEALTH-CHEM CORPORATION                  Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
               FINANCIAL CONDITION & RESULTS OF OPERATIONS       Page 15

in similar normal business activities. The Company is developing a contingency plan which will include but it not limited to maintaining records on a manual system until a portion or all of the computer system recovers. The Company believes a worst case scenario is unlikely but if it did occur it could have a material adverse effect on the operations of the Company.

The Company is assessing the effect of the Year 2000 issue on its non-information technology systems, however the Company believes that it will not have a material impact on the operations of the Company. The Company is addressing Year 2000 issues relating to third parties with which it has a material relationship by sending questionnaires to vendors, suppliers and customers who would have a material impact on the Company's operations if their operations were disrupted. The Company's operations could be adversely affected if such vendors, suppliers and customers do not prepare for the impact of the Year 2000. Companies responding to the Company's questionnaires have indicated an awareness of and preliminary preparation for dealing with the impact of the Year 2000 on their operations.

As part of management's plan of applying manufacturing methods and cost reduction techniques proven at Herculite to Pacific in efforts to improve gross profit results, the Company planned to upgrade certain information technology at Pacific. The Company has delayed portions of this implementation project to avoid duplication of costs and efforts relating to software upgrades. The effects of this delay will not have a material impact on the implementation schedule of the Year 2000 conversion process described above nor on the financial condition and results of operations of the Company.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

(a) Reference is made to Note 5 of the Notes to Consolidated Financial Statement for information concerning the litigation between Key
Pharmaceuticals, Inc. and Hercon Laboratories Corporation.

(b) In October 1995, Gershon Yormack, a stockholder of the Company, initiated an action against the Company, its directors and Transderm in the Delaware Chancery Court (New Castle County) in which he sought injunctive and declaratory relief with respect to certain options to purchase Transderm common stock granted to each of Marvin M. Speiser, the Company's Chairman of the Board and President, and Robert D. Speiser, the Company's Executive Vice President. Pursuant to Employment Agreements entered into in April 1995, in November 1995 the Company caused Transderm to issue an option to purchase shares of Transderm's common stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser (the "Options"). The plaintiff alleged that this price for Transderm common stock offered by the Company to stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995) was substantially less than the fair market value of such Transderm common stock.

In October 1998, plaintiff and defendants reached a settlement, subject to court approval, of this derivative action. The major terms of the settlement are that: (i) the exercise price of the Options shall be increased to an average of $0.15 per share; (ii) Transderm and Robert D. and Marvin M. Speiser will agree that no additional options to purchase Transderm stock will be issued to the Speisers during the term of the Options; (iii) the Speisers will not exercise the Options before April 4, 2000, unless there is a transaction in which Transderm is acquired, in which case the number of Options exercisable will be limited to 20% of the total Options for each year that has passed subsequent to their authorization; (iv) the action will be dismissed, with prejudice, thereby releasing defendants from liability for all claims which were or could have been asserted in the action; and (v) plaintiff's counsel will apply to the Court for attorneys' fees and expenses in the amount of $70,000, to be paid by the Company.
                                                                    Part II
                                                                     Item 1
                                                                    Page 16


A hearing is scheduled to be held before the Court of Chancery on November 18, 1998 to determine whether the Court should approve the proposed settlement.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Second Amendment to Revolving Credit, Term Loan and Security Agreement dated as of July 31, 1998 by and between the Company, Herculite, Hercon Environmental Corporation, Pacific, Hercon Laboratories and Transderm and IBJ Schroder Business Credit Corporation (as successor in interest to IBJ Schroder Bank & Trust Company). Filed herewith on page 17.

(b) During the quarter ended September 30, 1998 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                   HEALTH-CHEM CORPORATION

November 12, 1998                  /s/  Marvin M. Speiser
                                   By:  Marvin M. Speiser
                                        Chairman of the Board and President
                                        (Principal Executive Officer)

                                   /s/  Paul R. Moeller
                                   By:  Paul R. Moeller
                                        Vice President - Finance
                                        (Principal Financial Officer)
                                        (Principal Accounting Officer)
