Form 10-K
period 1998-12-31
HEALTH CHEM CORP
filed 1999-11-23
CIK 46428

                                  UNITED STATES
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

For the fiscal year ended December 31, 1998     Commission File Number 1-6787

                           HEALTH-CHEM CORPORATION
           (Exact name of registrant as specified in its charter)

                 Delaware                          13-2682801
       (State of Incorporation)     (I.R.S. Employer Identification Number)

                460 Park Avenue, Suite 1300, New York, NY  10022
                     (Address of principal executive offices)

                   Registrant's Telephone Number: 212-751-5600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        None


            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, $.01 Par Value

                           10.375% Convertible Subordinated
                           Debentures due April 15, 1999


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months, Yes     No  X ; and (2) has been subject
to such filing requirements for the past 90 days. Yes  X    No

As of August 31, 1999, 7,665,018 shares of the registrant's Common Stock were outstanding. The aggregate market value of the Common Stock (based on the closing price on such date) held by non-affiliates was approximately $101,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                    None

The Exhibit Index appears on page 64.

____________________________________________________________________________

FORM 10-K                                                             PART I
____________________________________________________________________________


ITEM 1. BUSINESS

Health-Chem Corporation is a Delaware corporation and, effective August 19, 1999, conducts its business primarily through its 90%-owned subsidiary, Transderm Laboratories Corporation ("Transderm"). Unless the context otherwise requires, the term "Company" includes Health-Chem Corporation and its subsidiaries. The Company's executive offices are located in New York, New York.

The Company develops, manufactures and distributes products relying on or derived from laminated or coated films. In November 1998, the Company adopted a plan to discontinue the operations of its wholly-owned Pacific Combining Corporation subsidiary ("Pacific"), a synthetic fabric manufacturer located in Los Angeles, California. Until August 19, 1999, the Company's products fell into several categories: controlled release dispensers for pharmaceuticals and over-the-counter pharmaceutical and cosmetic products (Transderm); reinforced synthetic fabrics for industrial and health care use Herculite Products, Inc. ("Herculite"));and controlled release dispensers for environmental chemicals (Hercon Environmental Corporation ("Hercon Environmental")). On August 19, 1999, the assets of Herculite and Hercon Environmental were sold to Aberdeen Road Company. For additional information with respect to discontinued operations, see Note 14 to the Consolidated Financial Statements.

TRANSDERM

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

On October 30, 1998, the Company received United States Food and Drug Administration ("FDA") approval for its improved nitroglycerin patches which have been rated by the FDA as an accepted generic alternative to Novartis Pharmaceutical Corporation's Transderm Nitro(R) products. The Company is currently not commercially exploiting its newly-approved nitroglycerin products as a result of an unfavorable decision in the Company's litigation with Key Pharmaceuticals, Inc. See "Item 3. Legal proceedings".

In March 1999, the Federal Register published a Notice containing a proposal by the FDA to withdraw approval of a number drug applications relating to transdermal nitroglycerin products, including the Company's product which it has manufactured and marketed since 1986 (the "NTS Product"). In May 1999, the Company filed a detailed submission of data, information and analyses in support of its contention that the FDA's proposed actions are factually and legally baseless and that the Company is entitled as a matter of law to summary judgment in its favor and rescission of the Notice. The Company also submitted a timely request for a hearing in accordance with the Notice and FDA regulations in the event the Notice is not rescinded or that summary judgment is not granted in favor of the Company. To date, there has been no action taken by the FDA in respect of the Notice or the Company's submission. There can be no assurance that the Company will be successful in obtaining any of the relief sought in its submission. If the FDA rejects the Company's contentions, the FDA could at that time decide without further proceedings to withdraw the approval of the NTS Product. In that event, unless either the FDA or an appropriate United State Court of Appeal were to stay the FDA action, the Company would be precluded from continuing to manufacture and market the NTS Product. Such a development would have a material adverse impact on the business of the Company.

Since 1998, the Company has manufactured over-the-counter pharmaceutical and cosmetic products which are used to clean facial pores. These deep cleansing facial pore strips are designed to remove clogged dirt, oil and blackheads from the nose, chin, forehead and anywhere else on the face that needs deep cleaning. The Company has sold these products for distribution in the United States, Canada and certain other foreign countries.

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

RESEARCH AND DEVELOPMENT

The Company's pharmaceutical research and development laboratory facilities are maintained at Transderm's York, Pennsylvania facilities. Independent laboratories are engaged for special projects. The Company currently utilizes the skills of 6 full-time employees with varying technical backgrounds, including pharmaceutics and pharmaceutical sciences, to conduct its research and development efforts. See the Consolidated Statements of Operations for the amount of research and development costs incurred during 1998, 1997 and 1996.

MANUFACTURERS; SUPPLY

The Company manufactures its products at a fully-equipped, state-of-the-art facility in York, Pennsylvania. The Company's products are manufactured in accordance with Good Manufacturing Practices ("GMP") prescribed by the FDA.

The manufacture of advanced transdermal drug delivery systems requires specialized skills in several areas, as well as specialized manufacturing equipment. The Company's process development and design engineers work closely with the research and development department starting early in the product design stage, resulting in efficiencies in the manufacturing development process. All scale up work, commencing with initial product development trials, is conducted on full-size, completely functional manufacturing equipment, reducing delays in the development and approval process and smoothing the transition to commercial production. Some of this equipment is manufactured in-house; the balance is fabricated by outside manufacturers to the Company's specifications. The Company believes that this equipment provides a decided advantage in the manufacture of the complex multi-layer systems necessary for successful transdermal drug delivery. The Company currently has assembly packaging equipment in place having a single shift capacity of over 35 million patches annually. Additional equipment has been qualified to increase this capacity to over 70 million patches and support the market introduction of the Company's next generation of nitroglycerin patches. In addition to the above equipment, the Company purchased and placed into service die cutting and packaging equipment for pore strip production with an annual single shift capacity of over 30 million units. Due in large part to the unfavorable decision in the Company's litigation with Key Pharmaceuticals, Inc., as of the date of this report, the Company's manufacturing facility is operating significantly below capacity. See "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations". The Company believes that its current approximately 61,000 square foot plant will be sufficient for product expansion for the foreseeable future.

As part of the manufacturing process, the Company has developed and performs appropriate quality control procedures including testing of all raw materials and finished product.

Several raw materials used in the manufacture of the Company's products are available from only a single source. These materials have generally been available to the Company and the pharmaceutical industry on commercially reasonable terms. To date, the Company has not experienced difficulty acquiring necessary materials. The Company plans to negotiate supply agreements, as appropriate, for certain components. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products.

COMPETITION

The Company's primary competitors that develop and/or manufacture transdermal drug delivery systems include Alza Corporation, Elan Corporation, plc, Ethical Holdings, PLC, Mylan Laboratories Inc., Novartis Pharmaceuticals Corp., Noven Pharmaceuticals, Inc. and Schering-Plough Corporation. The Company's primary competitors that develop and/or manufacture deep cleansing facial pore strips are The Andrew Jergens Company and Chesebrough-Pond's USA Company. These companies have substantially greater financial resources and larger research and development staffs than the Company, and may have substantially greater experience in developing products, in obtaining regulatory approvals and in manufacturing and marketing pharmaceutical and cosmetic products. Many other pharmaceutical companies have the financial resources to acquire the skills necessary to develop transdermal systems.

The Company's transdermal products also compete with drugs marketed in traditional dosage forms, including oral doses, injections and continuous infusion. New drugs, new therapeutic approaches or further developments or innovations in alternative drug delivery methods, such as time release capsules, liposomes and implants, may provide greater therapeutic benefits for a specific indication or may offer comparable performance at lower cost, than those offered by the Company's current transdermal drug delivery systems. There can be no assurance that the Company will successfully develop technologies and products that are more effective or affordable than those being developed by its competitors. In addition, one or more of the Company's competitors may achieve product commercialization or obtain patent protection earlier than the Company. Competitive products have either been approved or are being developed for most of the Company's current or development stage products. The first product to reach the market in a therapeutic area often has a significant competitive advantage relative to later entrants to the market. The Company's pore strip products also compete in a highly competitive market. Competitive pore strip products were introduced to the market earlier than the Company's products. There can be no assurance that product introductions or developments by others will not render the Company's products or technologies non-competitive or obsolete.

The Company expects products approved for sale to compete primarily on the basis of product efficiency, safety, patient convenience, reliability, availability and price. The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, effect distribution of its products, obtain patent protection and secure adequate capital resources.

PATENTS AND PROPRIETARY RIGHTS

The Company has obtained various U.S. and foreign patents and trademarks (which expire from time to time) for certain of its products and processes. While it is the Company's view that these patents and trademarks are a valuable asset, the Company does not consider any single patent or trademark to be of material importance to its business as a whole. The Company continues to seek patent and trademark protection for its proprietary technologies and products as it believes is appropriate in the U.S. and abroad. Except for the litigation matter with Key Pharmaceuticals, Inc. described below under "Item 3. Legal Proceedings", the Company currently is not aware of any claims of infringement against its products or technologies.

There can be no assurance that any of the Company's patents will provide proprietary protection or be circumvented or invalidated. The Company may be required or may desire to obtain licenses from others to develop, manufacture and market commercially viable products. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or that any licensed patents or proprietary rights will be valid and enforceable.

The Company also relies upon unpatented trade secrets. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its right to unpatented trade secrets.

It is Company policy to require its key employees, consultants and other advisors to execute confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

GOVERNMENT REGULATION; ENVIRONMENTAL MATTERS

The research and development, manufacture and marketing of cosmetics and drug delivery systems are subject to regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacturing, safety, effectiveness, labelling, storage, record keeping, approval, advertising and promotion of the Company's products. The regulations and statutes applicable to the Company's drug products may change as the currently limited number of approved transdermal drug delivery products increases and regulators acquire additional experience in this area.

Each domestic drug product manufacturing establishment must be registered with and inspected by the FDA. Drug product manufacturing establishments located in Pennsylvania must be registered with the Pennsylvania Department of Health. Establishments handling controlled substances must be licensed by the United States Drug Enforcement Administration ("DEA"). Domestic drug and cosmetic manufacturing establishments are subject to periodic inspections by the FDA for GMP compliance.

Sales of the Company's products outside the United States are subject to regulatory requirements governing human clinical trials and marketing approval for drugs and transdermal delivery systems. These requirements vary widely from country to country.

There can be no assurance that problems will not arise that could delay or prevent the commercialization of the Company's products, or that the FDA and foreign regulatory agencies will be satisfied with the results of the clinical trials and approve the marketing of any products.

The Company is also subject to regulation under U.S. federal, state and local regulations regarding work place safety, environmental protection and hazardous and controlled substance controls, among others.

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

BACKLOG;  SEASONALITY

The Company's backlog orders usually do not exceed 60 days. Neither the backlog nor the Company's operations are subject to substantial seasonal variations.

CUSTOMERS;  GOVERNMENT CONTRACTS

Currently, the Company sells its transdermal nitroglycerin patches to one customer for distribution in the United States and to one customer for distribution in Spain. The Company has sold its over-the-counter pharmaceutical and cosmetic pore strip products to two customers for distribution in the United States, Canada and certain other foreign countries.

Sales of transdermal nitroglycerin patches to Watson Laboratories, Inc. and Warner Chilcott Laboratories and sales of over-the-counter pharmaceutical and cosmetic products to Revlon Consumer Products Corporation each accounted for 10% or more of total revenues for the year ended December 31, 1998. See Note 1a of the Notes to Consolidated Financial Statements included below under "Item 8. Financial Statements" for (i) the percentage of sales to each major customer who was responsible for 10% or more of total revenues during 1998, 1997 and 1996 and (ii) foreign sales during the same three years.

The Company does not currently sell, nor has it in the preceding three years sold, any of its products under government contracts.

EMPLOYEES

The Company employs approximately forty-two employees, of whom nine are covered by a collective bargaining agreement with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO ("R.W.D.S.U."). The R.W.D.S.U. agreement is for a three year period ending December 10, 2001. The contract is subject to annual renewal thereafter. The Company believes its relations with employees are good.

ITEM 2.  PROPERTIES

The following table lists the principal facilities owned or leased by the Company as of August 31, 1999. In the opinion of management, the facilities are adequate for their purposes.
                                Lease
                    Approx.     Expiration
Location            Sq. Ft.       Date               Use

New York, NY            5,000        2/04       Executive offices

York, PA               61,000       (owned)     Pharmaceutical production,
                                                warehouse, research
                                                facility & office


ITEM 3.  LEGAL PROCEEDINGS

(a) In August 1995, Key Pharmaceuticals, Inc., a subsidiary of Schering-Plough Corporation ("Key"), commenced an action against Hercon Laboratories in the United States District Court for the District of Delaware ("Delaware District Court") alleging that Hercon Laboratories' submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon Laboratories' transdermal nitroglycerin products, for which Hercon Laboratories has applied for FDA approval, constituted infringement of Key's patent for its Nitro-Dur(R) products. Key sought certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. Hercon Laboratories denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon Laboratories had not infringed and did not infringe any claim of the patent. Hercon Laboratories counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. On September 30, 1997, the Delaware District Court ruled in favor of Key on its infringement claim and on Hercon Laboratories' claim that Key's patent is invalid and unenforceable. On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon Laboratories, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. In November 1998, the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the "CAFC") affirmed the Delaware District Court's ruling in favor of Key. In January 1999, the CAFC denied Hercon Laboratories' petition for rehearing of its appeal. Hercon Laboratories is currently reviewing its options with respect to the manufacture and marketing of its improved nitroglycerin patches.

(b) In October 1995, Gershon Yormack, a stockholder of the Company, initiated an action against the Company, its directors and Transderm in the Delaware Chancery Court (New Castle County) in which he sought injunctive and declaratory relief with respect to certain options to purchase Transderm common stock granted to each of Marvin M. Speiser, the Company's Chairman of the Board and President, and Robert D. Speiser, the Company's Executive Vice President. Pursuant to Employment Agreements entered into in April 1995, in November 1995 the Company caused Transderm to issue an option to purchase shares of Transderm's common stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser ("the Options"). The plaintiff alleges that this price for Transderm common stock offered by the Company to stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995) was substantially less than the fair market value of such Transderm common stock. In November 1998, the court approved a settlement reached between the plaintiff and the defendants pursuant to which the defendants neither admitted nor denied any wrongdoing or liability. The material terms of the settlement were that: (i) the exercise price of the Options was increased to an average of $0.15 per share; (ii) the Company and Robert D. and Marvin M. Speiser agreed that no additional options to purchase Transderm stock will be issued to the Speisers during the term of the Options; (iii) the Speisers will not exercise the Options before April 4, 2000, unless there is a transaction in which Transderm is acquired, in which case the number of Options exercisable will be limited to 20% of the total Options for each year that has passed subsequent to their authorization; (iv) the action was dismissed, with prejudice, thereby releasing defendants from liability for all claims which were or could have been asserted in the action; and (v) plaintiff's counsel received fees and expenses in the amount of $70,000 which were paid by the Company.

In August 1999, Andy E. Yurowitz, a stockholder of the Company, initiated an action against the Company and its directors in the Court of Chancery of the State of Delaware in and for New Castle County, in which he sought to summarily direct the prompt holding of a meeting of the Company's stockholders pursuant to Court supervision. In connection with this action, Yurowitz also sought to enjoin the sale of assets by the Company's subsidiaries Herculite Products, Inc. and Hercon Environmental Corporation (the "Asset Sale"). On August 13, 1999, Yurowitz and the Company entered into a stipulation (the "August Stipulation") wherein, among other things: (i) Yurowitz agreed to withdraw his motion for injunctive relief and to take no steps to interfere with or impede the consummation of the Asset Sale; and (ii) the Company agreed to provide Yurowitz with prior notice before entering into and/or consummating any extraordinary corporate transaction requiring approval of the Company's Board of Directors in advance of the Meeting.

On October 27, 1999, the Company and Yurowitz entered into a further stipulation amending the August Stipulation with respect to such litigation (the "October Stipulation") which provides, among other things, that: (i) the Company will provide two business days' notice of any extraordinary corporate transaction requiring the approval of the Company's Board of Directors; (ii) the Company will mail on behalf of Yurowitz and at his expense any soliciting materials prepared by Yurowitz; (iii) Yurowitz shall reduce from nine to six persons nominated by him for election as directors at the Meeting; and (iv) Yurowitz shall not solicit or encourage an involuntary bankruptcy petition naming the Company as debtor.

On November 18, 1999, Yurowitz and the Company entered into a Supplemental Stipulation (the "Supplemental Stipulation") which provides that: (i) notwithstanding prior agreement that the Company would convene its annual meeting on December 1, 1999, the Company shall convene its annual meeting on December 10, 1999; and (ii) Yurowitz shall not initiate any action to compel production of a 1996 NOBO list.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



FORM 10-K                                                            PART II



ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS


The Company's Common Stock is currently traded in the over-the-counter (OTC) market. Until April 8, 1999, the Company's Common Stock was traded on the
American Stock Exchange, Inc. under the symbol HCH. In April 1999, the
Exchange moved to delist the Company's securities for failure to meet the Exchange's continued listing guidelines and the Company's securities were delisted in May 1999. Since April 1999, prices for the Company's Common Stock may be obtained from the National Quotation Bureau which publishes The Pink
Sheets, a daily list/quotation service that collects and redistributes market maker quotes in OTC securities issued by corporations whose shares do not trade on major exchanges. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

The following information indicates the range of sale prices at which the Company's Common Stock traded on the American Stock Exchange, Inc. during the two years ended December 31, 1998:

                             1998                     1997
            QUARTER      High     Low             High     Low
            1st         $ .688   $.438           $1.188   $.75
            2nd          1.938    .563             .938    .688
            3rd          1.938    .875             .938    .75
            4th          1.625    .563            1.000    .50

There were approximately 1,320 holders of record of the Company's Common Stock as of August 31, 1999.

The Company has not paid cash dividends on its Common Stock during the five years ended December 31, 1998. See Note 4 to the Consolidated Financial Statements concerning restrictions on the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA (In thousands, except per share data)



                                           Year Ended December 31,
                                  1998     1997     1996     1995     1994
Net sales                      $ 6,907  $ 5,299  $12,146  $12,495  $12,104

<Loss> income from continuing
 operations                     <6,482>  <4,878>  <2,042>    <399>  <1,073>

<Loss> income from discontinued
 operations                     <4,160>   1,602      710      102    2,488

<Loss> income before
  extraordinary <loss> gain   $<10,642> $<3,275> $<1,327> $  <297> $ 1,415

Extraordinary <loss> gain from
  repurchase of subordinated
  debentures                        <3>      17        5        7        5

NET <LOSS> INCOME             $<10,645> $<3,258> $<1,322> $  <290> $ 1,420


Earnings per common share (basic & diluted):

Continuing operations          $  <.81> $  <.61> $  <.26> $   .04  $  <.03>

Discontinued operations           <.52>     .20      .09     <.08>     .21

Extraordinary <loss> gain from
  repurchase of subordinated
  debentures                       .00      .00      .00      .00      .00

NET <LOSS> INCOME PER SHARE    $ <1.33> $  <.41> $  <.17> $  <.04> $   .18

Dividends per share            $     0  $     0  $     0  $     0  $     0

Total assets                   $23,928  $29,936  $32,413  $33,653  $32,177

Long-term debt (including
 current portion)              $18,022  $17,765  $16,483  $17,616  $15,358


[FN]
See Item 7 and Item 8 herein for more detailed financial information.

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

Since late November 1998, the make-up of the Company has changed dramatically. Operations of the Company's Pacific subsidiary located in Los Angeles, California were discontinued in accordance with a plan adopted by management in November 1998. In response to pressing needs for funds to satisfy debt service obligations, a financial advisory firm was retained late in 1998 to assist in restructuring some or all of the Company's financial obligations.
It was ultimately determined to realize the value of the Herculite and Hercon Environmental subsidiaries through a sale of assets. A sale of the assets of these businesses and the assumption by the buyer of certain related liabilities was completed on August 19, 1999. Funds received from the sale of these assets have primarily been used to pay off amounts outstanding under the term loan and line of credit with IBJ Whitehall Business Credit Corporation and to make a $1.9 million payment on the Company's $8.0 million outstanding subordinated debentures which matured on April 15, 1999. These actions have provided management with some additional time to take action to attempt to increase cash flow from operations and to secure new funding sources to enable the Company to continue operating.

The Company's ability to repay the balance due on its subordinated debentures and the viability of the Company are dependent upon its ability to generate cash in flows sufficient to sustain operations by increasing sales of existing products, to introduce commercially viable new products based on similar technology and to more fully utilize its existing manufacturing capacity. Although the Company has a competitive design for its transdermal nitroglycerin products that were approved by the FDA in 1998, it has not sold such patches due to the result of litigation with Key Pharmaceuticals, Inc. discussed in Item 3 of this report. Arrangements that would allow for the production and sale of the improved patch are being pursued but there can be no assurance that such efforts will be successful. Sales of the Company's pore strip products have also declined. Management cannot predict if or when sales of its pore strip products may recover. Research and development activities are ongoing but there can be no assurance that commercially viable products will be developed.

Under the terms of the subordinated debenture indenture between the Company and Bankers Trust Company as indenture trustee ("the Trustee"), the Trustee can institute any action or proceeding at law or in equity for the collection of the sums due and unpaid. No forebearance has been offered by the Trustee that it will abstain from exercising such rights. In the circumstances, the Company is not able to meet its payment obligations and does not have in place an effective plan to mitigate such conditions. In compliance with generally accepted accounting principals, the Company's Statement of Assets and Liabilities as at December 31, 1998 has been presented on a liquidation basis. Accordingly, the net assets of the Company as of that date are stated at liquidation value whereby assets are stated at their estimated net realized values and liabilities, which include estimated liquidation expenses representing certain corporate expenses that would continue to be incurred through the date of the dissolution of the Company, are stated at their anticipated settlement amounts. Estimates used in the liquidation basis of accounting are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. There are a number of important factors that could cause actual results to differ from these estimates.

As of August 31, 1999, the Company and its subsidiaries entered into two agreements with the Trustee. Under a Security and Pledge Agreement, a security interest in the $550,000 escrow deposit created at the closing of the sale of assets of Herculite and Hercon Environmental on August 19, 1999 was granted in favor of debentureholders. Pursuant to a second agreement with the Trustee, the Company and its subsidiaries agreed: (i) to exercise their best efforts to effect a repayment plan to pay the debentures at the earliest practical date; (ii) that pending a repayment plan, they will not make any payments to insiders except for salaries and benefits due and becoming due to them and that insiders can receive pari passu payments on debentures they hold; and (iii) to give the Trustee not less than two business days' notice before engaging in any extraordinary transactions.

The consolidated statement of assets and liabilities of the Company as of December 31, 1998 and the consolidated statements of operations and cash flow for the three years then ended have been reclassified to report the net assets and results of operations of Pacific, Herculite and Hercon Environmental as discontinued operations in accordance with generally accepted accounting principles. Accordingly, the consolidated results of continuing operations reflect primarily the results of operations of the remaining operating subsidiary, Transderm.

Results of Operations

The information in the following paragraph is provided due to the timing of filing this Form 10-K:

Net sales of $3.6 million for the nine months ended September 30, 1999 were approximately $1,268,000 lower than net sales in the same period in 1998, due primarily to lower domestic sales volumes of transdermal nitroglycerin patches. Gross profit for the nine months ended September 30, 1999 was approximately $715,000 lower than gross profit in the same period in 1998. Gross profit as a percentage of sales declined approximately 32.6% for 1999 from 38.8% for 1998.

Year ended December 31, 1998 versus December 31, 1997

Net sales with respect to continuing operations increased $1.6 million, or 30% to $6.9 million for the twelve months ended December 31, 1998 as compared to $5.3 million for the same period for 1997. The sales increase consists of a $1.4 million increase in volume and $.2 million in higher selling prices. Volume increased due to initial sales of over-the-counter pharmaceutical and cosmetic pore strip products of $2.4 million, partially offset by decreases in sales of transdermal nitroglycerin patches of $.8 million. The transdermal nitroglycerin patch sales decrease is due primarily to lower domestic sales volumes. Transderm received FDA approval in October 1998 for its improved nitroglycerin patches which have been rated by the FDA as an accepted generic alternative to Novartis Pharmaceutical Corporation's Transderm Nitro(R) products. However, the Company is not commercially exploiting its newly-approved nitroglycerin products due to the unfavorable decision in the Company's litigation with Key Pharmaceuticals, Inc. (the "Key Litigation"). (See Note 8 to the Consolidated Financial Statements.)

Gross profit with respect to continuing operations increased $30,000, or 1.3%, to $2.4 million for the twelve months ended December 31, 1998 as compared to the same period in 1997. Gross profit as a percent of sales was 34.3% for the twelve months ended December 31, 1998 and 44.1% for the same period in 1997. This increase was due primarily to initial sales of over-the-counter pharmaceutical and cosmetic pore strip products. The decrease in the gross profit percent resulted from a change in product mix from higher to lower margin business. Selling, general and administrative expenses decreased $7,000 for the twelve months ended December 31, 1998 as compared to the corresponding period in 1997, due primarily to lower payroll-related expenses.

Legal expenses increased $155,000 for the twelve months ended December 31, 1998 as compared to the same period in 1997. The increased legal expenses relate to activity associated with the Key Litigation and to an award of fees and expenses in connection with the dismissal of a derivative action.

Research and development expense decreased $1.3 million for the twelve months ended December 31, 1998 as compared to the same period in 1997. Payroll-related expenses decreased $.4 million, reflecting on organizational restructuring, and outside clinical testing and clinical materials expenses decreased a combined $.9 million. Management expects research and development expenses to continue to decline through 1999.

Net interest expenses increased $.2 million for the twelve months ended December 31, 1998 as compared to the same period in 1997 because the amount of debt outstanding during the year and the interest rates on that debt were marginally higher in 1998.

Other income - net increased $.2 million for the twelve months ended December 31, 1998 as compared to the same period in 1997, due primarily to recording approximately $.2 million related to development work income.

The Company reported a $1,622,000 tax provision on a $4.9 million loss from continuing operations for the twelve months ended December 31, 1998 as compared to a $1.2 million tax benefit on a $6.1 million loss from continuing operations in 1997. The loss from continuing operations decreased to $4.9 million in 1998 from $6.1 million in 1997 primarily due to reducing research and development expenses 1998.

Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes. In 1998, the $1,622,000 tax provision consisted of recording a $1,892,000 valuation allowance for a deferred tax asset which was partially reduced by state tax refunds of $27,000 and a decrease in a long-term liability of $243,000, originally established to provide for potential state tax audit adjustments. Management evaluates the adequacy of such liabilities periodically, and in 1998 determined that due to the sale of assets of Herculite and Hercon Environmental in August of 1999 a valuation allowance of $1,892,000 would be required since the tax planning strategy supporting such deferred tax asset was no longer applicable. Regarding the $243,000 liability, the tax years in question were no longer open, therefore, liability was no longer required and was reversed to income. The Company's tax planning strategy, in conjunction with other deferred tax liabilities, permitted the recognition of deferred tax assets in the amount of $1,892,000 at December 31, 1997. A valuation allowance of $4,574,000 has been provided to offset all current year activity related to temporary differences and tax benefits from current year losses. (See Note 12 to the Consolidated Financial Statements for further information of taxes on income for 1998 and 1997.)

The reported loss from operations of discontinued businesses represents the losses of Pacific of $5.3 million in 1998, including $664,000 of write-off relating to goodwill, and $1.2 million in 1997, offset by the income for the operations of Herculite and Hercon Environmental of $1.6 million in 1998 and $1.4 million in 1997. The reported loss of $0.5 million on the disposal of discontinued operations in 1998 represents a write-down of the recorded values of equipment, leasehold improvements beyond fair market value, accounts receivable, inventory, accounts payable and includes overhead expenses for Pacific through July 1999. Similar adjustments to the working capital and fixed assets of Herculite and Hercon Environmental were not necessary because the assets were sold above their recorded values. (See Note 14 to the Consolidated Financial Statements).

Year ended December 31, 1997 versus December 31, 1996

Net sales decreased $6.8 million, or 56% to $5.3 million in 1997 from $12.1 million in 1996. Sales of transdermal nitroglycerin patches, manufactured and marketed by Transderm's subsidiary Hercon Laboratories, decreased due primarily to the absence of sales to a former domestic distributor and current competitor of Transderm who accounted for approximately 38% of Transderm's sales for the year ended December 31, 1996. Sales to both of Transderm's domestic distributors of nitroglycerin patches in 1997 also decreased during 1997 as compared to 1996. During the first half of 1997, in anticipation of increased market pressures and delays in approvals from the FDA for the sale of new nitroglycerin patches, the Company undertook an organizational restructuring which reduced annual payroll-related expenses by $1.0 million.

Gross profit decreased $4.8 million, or 67%, to $2.3 million for the twelve months ended December 31, 1997 as compared to $7.1 million for the same period in 1996. Gross profit as a percent of sales was 44.1% for the twelve months ended December 31, 1997 and 58.9% for the same period in 1996. The decrease in gross profit was due primarily to decreased domestic sales volumes of higher margin products. Plant overhead decreased $630,000, including a $450,000 decrease in payroll-related expenses.

Selling, general and administrative expenses declined slightly in 1997 compared 1996 due primarily to lower payroll expenses.

Legal expenses decreased $2.2 million for the twelve months ended December 31, 1997 as compared to the same period in 1996. This decrease in legal expenses was due primarily to reduced activity associated with the Key Litigation (See
Note 8 to the Consolidated Financial Statements).

Research and development expenses decreased $154,000 for the twelve months ended December 31, 1997 as compared to the same period in 1996. Payroll costs decreased $.5 million, reflecting the organizational restructuring, while outside testing and clinical material expenses increased $.6 million.

Net interest expense increased $.4 million for the twelve months ended December 31, 1997 as compared to the same period in 1996 due primarily to higher average outstanding balances on borrowing.

Other income - net decreased $72,000 for the twelve months ended December 31, 1997 as compared to the same period in 1996 because, in the third quarter of 1996, the proceeds from the settlement of a lawsuit where recorded in income.

Loss from continuing operations increased $2.8 million for the twelve month period ended December 31, 1997 as compared to the corresponding period in 1996 due primarily to the loss of sales and gross profits from transdermal nitroglycerin patches partially offset by the decrease in legal expenses related to the Key Litigation.

The Company reported a $1.2 million tax benefit on a $6.1 million loss from operations for the twelve months ended December 31, 1997 as compared to a $1.3 million tax benefit on a $3.2 million loss from continuing operations in 1996. The income tax provision or benefit varies with the amount and nature of the components of income or loss before income taxes. In 1997, the Company recorded a valuation allowance of $371,000 against current year tax assets.
In 1996, a tax benefit was increased by adjustments to reserves for a settlement with a local taxing authority of disputed tax assessments pertaining to prior years of $69,000 and a reversal of a portion of the valuation allowance amounting to $25,000. (See Note 12 to the Consolidated Financial Statements for further information about taxes on income for 1997 and 1996.)

Liquidity and Capital Resources

The following measures of liquidity are drawn from the Company's Consolidated Financial Statements only for 1997 and are unavailable for 1998 since the financial statements are presented on a liquidation basis:

            Working capital (current assets less
              current liabilities, in thousands)             $5,698
            Current ratio (current assets/
              current liabilities)                              1.8
            Quick ratio (cash and receivables/
              current liabilities)                               .6

The following measures of liquidity are drawn from the Company's December 31, 1998 cash flow statement. Accounts receivable increased $924,000 while other assets decreased by $613,000. Accounts payable and accrued expenses increased $602,000. The increase in accounts receivable resulted from an increase in sales in the month of December 1998 as compared to the month of December 1997 and also reflects the timing of customer payments.

In 1998, the Company reduced a liability by $243,000 representing the reversal of state tax accruals and in 1997 the Company reversed a liability for federal income taxes payable in the amount of $443,000. These liabilities were originally established to provide for potential audit adjustments. The Company re-evaluated the liabilities at each year end and determined that the Company was no longer subject to such liabilities and hence such liabilities should be reversed to income.

At December 31, 1997, the Company had moved into a three year cumulative loss status. In accordance with SFAS 109, this required the Company to assess the likelihood that all or a portion of its deferred tax asset would not be realized, in which case the asset would have to be reduced by a valuation allowance. To determine the amount of the valuation allowance, all positive and negative information regarding financial position and results of operations of the Company for the current, preceding and future years was considered. In addition, the Company considered tax-planning strategies in determining the amount of valuation allowance required. Under SFAS 109, a tax planning strategy is a prudent and feasible action that is allowable under the tax law and is expected to result in realization of deferred tax benefits. Such action is one that management normally would not implement unless the Company were about to lose tax benefits. At December 31, 1997, the Company determined that it would be feasible to enter into a sale-leaseback transaction before the deferred tax assets expire. This tax planning strategy, in conjunction with other deferred tax liabilities, enable the Company to recognize deferred tax assets of approximately $1,892,000. In 1998, due to the sale of assets of Herculite and Hercon Environmental, the net deferred tax asset was reduced to zero since the tax planning strategy supporting such asset could not be executed. In 1998, the Company was required, in accordance with SFAS 109, to increase its valuation allowance by

$4,574,000 to offset any federal or state net operating losses, changes in temporary differences generated in the current year and the deferred tax asset from 1997.

Cash used for operations for the twelve months ended December 31, 1998 was $3.2 million as compared to cash used for continuing operations of $4.5 million for the same period in 1997. The decrease in use of cash is due primarily to increasing accounts receivable of $.9 million in 1998 as compared to decreasing accounts receivable of $.5 million in 1997. Cash provided by discontinued operations for the twelve months ended December 31, 1998 was $2.7 million as compared to $2.6 million for the same period in 1997. Investing activities for the twelve months ended December 31, 1998 provided cash of $.3 million as compared to the same period in 1997 which provided cash of $.6 million. This decrease is due primarily to higher additions to property, plant and equipment for 1998. Financing activities for the twelve months ended December 31, 1998 provided $.2 million of cash as compared to the same period in 1997 which provided $1.3 million of cash. In 1998 and in 1997, financing activities provided cash for operations, compared to 1996 when cash from operations was used by financing activities to reduce outstanding debt.

On January 9, 1997, the Company replaced a $6,000,000 line of credit and a $1,750,000 term loan from The First National Bank of Maryland ("First National") with secured financing from IBJ Whitehall Business Credit Corporation (f/k/a IBJ Schroder Business Credit Corporation) (as successor in interest to IBJ Schroder Bank & Trust Company) ("IBJ"). Pursuant to a Revolving Credit Term Loan and Security Agreement ("Loan Agreement") dated as of January 9, 1997, the Company was provided with up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. Proceeds from borrowing under the Loan Agreement were used by the Company to repay outstanding indebtedness under the aggregate $7,750,000 facility with First National. The term loans were intended to be used to repurchase, repay and/or redeem up to $7,000,000 of the Company's 10 3/8% Convertible Subordinated Debentures due April 15, 1999, as market conditions warrant. The IBJ loan was paid off in August 1999 with proceeds from the sale of assets of Herculite and Hercon Environmental.

Borrowings under the IBJ facility were collateralized by a pledge of substantially all of the assets of the Company. The Loan Agreement, which would have expired on January 9, 2002, was subject to various covenants which, among other things, required the Company to maintain specified ratios of net worth, current ratio, fixed charge coverage, minimum level of earnings before taxes, depreciation and amortization and limits capital expenditures. On January 21, 1998, the Company entered into a First Amendment (the "First Amendment") to the Loan Agreement with IBJ. The First Amendment, among other things, amended the terms for drawing upon the term loan and amended certain financial covenants. Pursuant to the First Amendment, the maximum term loan amount was reduced from $7,000,000 to $3,998,000 providing an aggregate of up to $11,998,000 in senior secured financing. In addition, an overadvance facility of $400,000 was provided through July 31, 1998. The interest rates on the revolving credit line and term loans were increased to IBJ's prime plus
 .50% and IBJ's prime plus .875%, respectively. The Company paid a facility fee of 3/8 of 1% on the amount of the unused available financing facility.

In April 1998, the Company borrowed the remaining $1.2 million allowable by IBJ in term loans to purchase the Company's convertible subordinated debentures to meet the April 1998 sinking fund requirements. In May 1998, the Company commenced required monthly payments on the term loan of $56,000. Monthly payments would have continued until the termination of the loan on January 9, 2002. The $8,000,000 revolving credit line borrowing base was limited to the sum of 85% of eligible accounts receivable, 50% of eligible inventory and an overadvance facility of $1,200,000 which effectively increased the eligible amount by $1,200,000. On July 31, 1998, the Company entered into a Second Amendment to the Loan Agreement with IBJ. The Second Amendment, among other things, increased the Company's overadvance facility to $600,000 through December 31, 1998.

At December 31, 1998 the Company had borrowed $6.5 million on its revolving line of credit from IBJ and $3.5 million in term loans. For the twelve months ended December 31, 1998, the maximum eligible amount of the $8,000,000 revolving credit line, ranged from $6,215,000 to $7,620,000, or from 78% to 95% exclusive of the $1,200,000 overadvance facility. At December 31, 1998, the Company was not in compliance with the following covenants, as amended: net worth, current ratio, fixed charge coverage and minimum level of earnings before taxes, depreciation and amortization covenants.

On January 11, 1999, the Company entered into a Waiver and Third Amendment (the "Third Amendment") to the Loan Agreement with IBJ. The Third Amendment, among other things, increased the Company's overadvance facility to $1,200,000 through March 31, 1999 and waived compliance with the covenants the Company was not in compliance with on September 30, 1998. In connection with the Third Amendment, Marvin M. Speiser, the Company's President and Chairman of the Board, and his wife, Laura G. Speiser, pledged certain investment property consisting of marketable securities valued at no less than $710,000 (the "Collateral") and entered into a limited guaranty of the Company's obligations under the Loan Agreement not to exceed the principal sum of $1,000,000 plus interest. IBJ released its security interest in all of the Collateral upon repayment of the loan in August 1999.

On March 24, 1999, the Company entered into a Consent and Fourth Amendment (the "Fourth Amendment") to the Loan Agreement with IBJ. The Fourth Amendment, among other things, increased the Company's overadvance facility to $1,800,000 and extended such facility to April 13, 1999. In a series of Amendment and Forbearance Agreements with IBJ dated April 14, May 14, June 21, July 15 and August 15, 1999, the Company received extensions of its time to repay special advances made by IBJ under the Loan Agreement. On August 19, 1999, the Company paid the entire amount due to IBJ under the term loans and the revolving credit line with proceeds from the sale of assets of Herculite and Hercon Environmental.

The required $1.5 million sinking fund payment on the Company's convertible subordinated debentures due on April 15, 1998 was satisfied by application of $.3 million debentures previously repurchased or redeemed, of which $.1 million were purchased in 1996, and by calling for redemption of the remaining $1.2 million. In October 1998, the Company paid $.5 million in interest on its debentures. In April 1999, the Company defaulted on its obligations to repay the remaining $8 million in principal as well as the accrued interest of approximately $.4 million due on the Debentures at maturity. The Company made a $1.9 million payment on its debt obligations in respect of the Debentures out of the proceeds of the sale of assets of Herculite and Hercon Environmental in August 1999. The Company's ability to repay the balance of its obligations on the Debentures as well as to continuing operations is contingent upon the Company's effecting a business solution with regard to the manufacture of its new nitroglycerin products and the Company's ability to secure up to $1.5 million financing from a financial institution. A failure to effect such a business solution or to secure such financing for short-term capital requirements would have a material adverse effect on the financial status of the Company.

The Company has not paid cash dividends and does not anticipate paying such dividends on its common stock in the foreseeable future. The terms of the indenture relating to the Debentures restricted the Company's ability to pay case dividends and/or repurchase its capital stock pursuant to a formula based upon the consolidated net income of the Company and other factors. Under the formula, at December 31, 1998, no amount was available for the payment of dividends and/or the repurchase of capital stock.

The Company's 90% owned Transderm subsidiary had outstanding stock options of 11,450,000 at December 31, 1998. At December 31, 1998, 560,000 of the
11,450,000 stock options were exercisable. (See Note 8(b) to the Consolidated Financial Statements.) The Company's ownership in Transderm would be reduced to approximately 70% in the event that all outstanding options to purchase common stock of Transderm were exercised. There would be no impact on minority interest due to the deficit equity position of Transderm. The exercise of all such options would not affect the method by which the Company is consolidated from a financial reporting standpoint. Such exercises would preclude the Company from utilizing any tax attributes available to Transderm. Management believes that there would be no material adverse effect on the financial condition of the Company from the loss of any such tax attributes that may be available to Transderm.

The Company's total capital deficiency at December 31, 1998 is $7.4 million. The Company's debt to equity ratio for December 31, 1997 was 7:1. The Company's equity went from $3.8 million to a negative $7.4 million due to current year net losses of $10.6 million, provision for estimated liquidation expenses of $6.1 million and estimated expenses in connection with sale of Herculite and Hercon Environmental of $.7 million, partly offset by an increase in net realizable value of assets held for sale of $6 million (see
Note 1.a and 3.b to the Consolidated Financial Statements). The $10.6 million net loss from the current year includes a $4.2 million loss from discontinued operations.

Expenditures in 1999 such as capital expenditures, research and development costs and other operating expenses have been financed, in part, by the utilization of a credit facility and in part by capital generated by the realization of proceeds from the sale of assets of Herculite and Hercon Environmental. The Company anticipates capital expenditures for property, plant and equipment in the remaining portion of 1999 not to exceed $.1 million. These capital expenditures will primarily consist of manufacturing equipment. In 1998, the Company had expended $590,000 for capital expenditures for property, plant and equipment.

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

Prior to August 19, 1999, the Company maintained an IBM AS400 computer system for which it completed a Year 2000 project upgrade in July 1999. This system was sold to Aberdeen Road Company on August 19, 1999 as part of the sale of assets of Herculite and Hercon Environmental. The Company has access to the AS400 computer system for six months after the sale for historical information. The Company currently leases a new personal computer based system which is Year 2000 compliant. The Company presently believes that it has resolved its Year 2000 Issue concerns. If unforseen problems arise, although the Company is uncertain about the duration of a worst case scenario, the Company's most reasonably likely worst case scenario would be to temporarily lose the ability to process transactions, send invoices or engage in similar normal business activities. The Company has developed a contingency plan which includes maintaining records on a manual system until a portion or all of the computer system recovers. The Company believes a worst case scenario is unlikely but if it did occur it could have a material adverse effect on the operations of the Company.

The Company has assessed the effect of the Year 2000 Issue on its non-information technology systems, and believes that it will not have a material impact on the operations of the Company. The Company has addressed Year 2000 issues relating to third parties with which it has a material relationship by sending questionnaires to vendors, suppliers and customers who could have a material impact on the Company's operations if their operations were disrupted. The Company's operations could be adversely affected if such vendors, suppliers and customers do not prepare for the impact of the Year 2000. Companies responding to the Company's questionnaires have indicated an awareness of and preparation for dealing with the impact of the Year 2000 on their operations.

ITEM 8.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements.

                                                                PAGE

Reports of Independent Accountants                             21-22

Consolidated Statement of Assets and Liabilities                  23
  (Liquidation Basis) - December 31, 1998

Consolidated Statement of Changes in Assets and Liabilities       23
  (Liquidation Basis) -  Period ended December 31, 1998

Consolidated Balance Sheet - December 31, 1997                 24-25

Consolidated Statements of Operations
  Years Ended December 31, 1998, 1997 and 1996                    26

Consolidated Cash Flow Statements
  Years Ended December 31, 1998, 1997 and 1996                 27-28

Consolidated Statements of Stockholders' Equity
  (Capital Deficiency) Years Ended
   December 31, 1998, 1997 and 1996                               29

Notes to Consolidated Financial Statements                     30-52

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
  of Health-Chem Corporation:

We have audited the accompanying consolidated financial statements and the financial statement schedule of Health-Chem Corporation and Subsidiary Companies as of December 31, 1998 and for the year then ended, listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

As discussed in Note 1(a) to the financial statements, the Trustee of $8,000,000 of convertible subordinated debentures of the Company possesses certain rights for collection of the unpaid amount including satisfaction by recovery of the Company's assets. In the circumstances, the Company is not able to meet its payment obligations and does not have in place an effective plan to mitigate such conditions, therefore, effective December 31, 1998, the Company has changed to a liquidation basis of accounting. Accordingly, the carrying values of the remaining assets at December 31, 1998 are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated assets and liabilities in liquidation of Health-Chem Corporation and subsidiary as of December 31, 1998, the consolidated changes in assets and liabilities in liquidation, results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles, applied on the bases described in Note 1(a).

RICHARD A. EISNER & COMPANY, LLP
New York, New York
October 1, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
  of Health-Chem Corporation:

We have audited the consolidated balance sheet of Health-Chem Corporation and its subsidiaries as of December 31, 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997, that are included in Item 8 of this Form 10-K. In connection with our audit of such consolidated financial statements, we have also audited the related financial statement schedule for the years ended December 31, 1997 and 1996 listed in item 14a of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health-Chem Corporation and its subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




PricewaterhouseCoopers, LLP
One South Market Square
Harrisburg, Pennsylvania
March 25, 1998 except for the
restatements for discontinued operations as described in Note 14 to the consolidated financial statements and for the segment information included in Note 16 to the consolidated financial statements for which the date is November 11, 1999

               HEALTH-CHEM CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES (LIQUIDATION BASIS)
                               (In thousands)

                                                                December 31,
                                                                       1998
Assets (Note 1a)
Cash and cash equivalents                                          $    154
Accounts receivable                                                   2,502
Inventories                                                           1,006
Assets held for sale                                                 13,782
Property, plant and equipment                                         4,588
Cash surrender value of life insurance policies,
  net of loans of $1,579                                              1,051
Other assets                                                            845
TOTAL ASSETS                                                       $ 23,928

Liabilities and Capital Deficiency

Collateralized obligations
  IBJ Whitehall Business Credit Corporation debt                   $ 10,022
  Capitalized lease obligation                                           21
                                                                     10,043
Uncollateralized obligations
  Taxes payable                                                         155
  Payroll and related costs payable                                      93
  10.375% convertible subordinated debentures, past due               8,000
  Accounts payable                                                    1,930
  Accrued expenses and other liabilities                              4,323
  Estimated expenses in connection with sale of assets                  700
  Estimated liquidation expenses                                      6,081
                                                                     21,282
Commitments (Note 7)
Capital deficiency
  Preferred stock, par value $.01 per share; 1,000,000 shares authorized, none issued
  Convertible special stock, par value $.01 per share; 750,000            7
    authorized, 738,667 issued, all of which are held in treasury
  Common stock, par value $.01 per share; 50,000,000 shares             145
    authorized; 14,473,056 shares issued; 7,982,424 shares outstanding
  Additional paid-in capital                                         18,286
  Accumulated deficit                                               <18,152>
    Subtotal                                                            286
  Less treasury stock                                                <7,683>
    Total capital deficiency                                         <7,397>
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                           $ 23,928

         CONSOLIDATED STATEMENT OF CHANGES IN ASSETS AND LIABILITIES
                        (LIQUIDATION BASIS)
                           (In thousands)

Capital deficiency at December 31, 1998, immediately               $ <6,611>
    prior to liquidation basis
Increase in net realizable value of assets held for sale (Note 1.a)   5,995
Estimated expenses in connection with sale of assets                   <700>
Estimated liquidation expenses (Note 3.b)                            <6,081>

Capital deficiency at December 31, 1998                            $ <7,397>

[FN]
See Notes to Consolidated Financial Statements.
                   HEALTH-CHEM CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)




                        ASSETS                                December 31,
                                                                   1997
CURRENT ASSETS
   Cash and cash equivalents                                    $   162
   Accounts receivable, net of allowances for
     doubtful accounts of $353                                    4,194
   Inventories  (Note 2)                                          7,537
   Assets held for sale                                               0
   Other current assets                                           1,044
     Total Current Assets                                        12,937

PROPERTY, PLANT AND EQUIPMENT
   Land                                                             141
   Buildings                                                      5,580
   Equipment and leasehold improvements                          23,788
   Construction-in-progress                                          87
     Total Property, Plant and Equipment                         29,596
   Less accumulated depreciation and amortization                17,704
     Net Property, Plant and Equipment                           11,892

NON-CURRENT ASSETS
   Notes receivable                                                 900
   Cash surrender value of life insurance policies,
     net of loans of $1,579 and $1,313                            1,033
   Excess of cost over fair value of assets acquired                682
   Deferred taxes-non-current                                     1,892
   Other non-current assets                                         600
     Total Non-Current Assets                                     5,107

TOTAL ASSETS                                                    $29,936

[FN]
Consolidated Balance Sheet is continued on the next page.

See Notes to Consolidated Financial Statements.

                 HEALTH-CHEM CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET, CONTINUED
                   (In thousands, except share amounts)



                 LIABILITIES AND STOCKHOLDERS' EQUITY       December 31,
                                                                  1997
CURRENT LIABILITIES
   Accounts payable                                            $ 4,189
   Accrued expenses and other current
     liabilities (Note 3)                                        1,389
   Current portion of 10.375% convertible subordinated
    debentures                                                   1,190
   Bank debt                                                       305
   Income taxes payable (Note 12)                                  166
     Total Current Liabilities                                   7,239

LONG-TERM LIABILITIES
   10.375% convertible subordinated debentures
     (Notes 4 and 17)                                            8,000
   Long-term debt (Note 4)                                       8,270
   Other long-term liabilities                                   2,530
   Minority interest (Note 18)                                      11


COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY (Notes 9, 10 and 11)
   Preferred stock, par value $.01 per share;
     1,000,000 shares authorized, none issued                        0
   Convertible special stock, par value $.01
     per share; 750,000 shares authorized;
     738,667 shares issued, all of which are
     held in treasury                                                7
   Common stock, par value $.01 per share;
     50,000,000 shares authorized; 14,473,056
     shares issued; 7,982,424 shares outstanding
     in 1998 and 1997                                              145
   Additional paid-in capital                                   18,286
   Less stockholder notes receivable (Note 17)                    <148>
   Accumulated deficit                                          <6,721>
     Subtotal                                                   11,569
   Less treasury stock                                          <7,683>
     Total Stockholders' Equity                                  3,886

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $29,936





[FN]
See Notes to Consolidated Financial Statements.

                     HEALTH-CHEM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)
                                                   Year Ended December 31,
                                                   1998*     1997      1996
REVENUE:
  Net sales                                     $ 6,907   $ 5,299   $12,146
  Cost of goods sold                              4,538     2,960     4,989
  Gross profit                                    2,369     2,339     7,157

OPERATING EXPENSES:
  Selling, general and administrative
    expenses                                      4,310     4,317     4,386
  Legal expense                                     642       487     2,685
  Research and development expense                  813     2,111     2,265
  Net interest expense (Note 13)                  1,762     1,603     1,263
    Total operating expenses                      7,527     8,518    10,599

LOSS FROM OPERATIONS:                            <5,158>   <6,179>   <3,442>
  Other income - net                                298        71       143

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES,
 DISCONTINUED OPERATIONS, MINORITY INTEREST
 AND EXTRAORDINARY GAIN                          <4,860>   <6,108>   <3,299>
  Income tax provision <benefit> (Note 12)        1,622    <1,230>   <1,257>
LOSS FROM CONTINUING OPERATIONS BEFORE
 DISCONTINUED OPERATIONS, MINORITY INTEREST
 AND EXTRAORDINARY GAIN:                         <6,482>   <4,878>   <2,042>
DISCONTINUED OPERATIONS:  (NOTE 14)
  <Loss> Income from discontinued operations
    (Income tax provision was $0, $0 and $358
      for 1998, 1997 and 1996).                  <3,640>    1,602       710
  Loss on disposal of discontinued operation
   (Income tax benefit was $0)                     <520>        0         0
     Total discontinued operations               <4,160>    1,602       710

LOSS BEFORE MINORITY INTEREST AND
EXTRAORDINARY GAIN:                             <10,642>   <3,276>   <1,332>
  Minority Interest in loss of subsidiary
    (Note 18)                                         0         1         5

LOSS BEFORE EXTRAORDINARY <LOSS> GAIN:          <10,642>   <3,275>   <1,327>
  Extraordinary <loss> gain from repurchase
    of subordinated debentures (Note 15)             <3>       17         5

NET LOSS                                       $<10,645>  $<3,258>  $<1,322>

Earnings <Loss> per common share (basic & diluted)
  (Note 1i):
  Continuing operations                        $   <.81>   $ <.61>   $ <.26>
  Discontinued operations                          <.52>      .20       .09
  Extraordinary <loss> gain from repurchase
   of debentures                                    .00       .00       .00
NET LOSS PER SHARE                             $  <1.33>   $ <.41>   $ <.17>
Average number of common shares
 outstanding (Note 1i)
  Basic                                           7,982     7,982     7,982
  Diluted                                         7,982     7,982     7,982

[FN]
*Immediately prior to liquidation basis.
See Notes to Consolidated Financial Statements.

                  HEALTH-CHEM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CASH FLOW STATEMENTS
                               (In thousands)

                                                    Year Ended December 31,
                                                     1998*    1997     1996
Cash was Provided by <Used for>:

Operating Activities:
Net Loss                                         $<10,645> $<3,258> $<1,322>
Less:
Loss <Income> from operations of
  discontinued subsidiary                           3,640   <1,602>    <710>
Loss on disposal of discontinued operations           520        0        0
Loss from continued operations                     <6,485>  <4,860>  <2,032>

Adjustments to reconcile net loss to cash used
  in operating activities:
Depreciation and Amortization                         632      720      784
Deferred tax                                        1,892   <1,105>    <840>
Stockholder loans                                     148        0        0
Accounts receivable                                  <924>     481     <582>
Inventories                                             3       21      154
Other assets                                          613     <195>     145
Accounts payable and accrued expenses                 602      <93>     257
Other long term liabilities                           277      545      531
Gain on sale of fixed assets                            0      <21>       0

Net cash used in continuing operations             <3,242>  <4,507>  <1,583>
Net cash provided by discontinued operations        2,685    2,610    2,156
Net cash <used in> provided by operating
   activities before extraordinary item              <557>  <1,897>     573

Extraordinary item:
<Loss> Gain from repurchase of subordinated
   debentures                                          <3>      17        5
<Gain> loss from repurchase of debentures
   providing no cash                                    3      <17>      <5>
Net cash provided by extraordinary item                 0        0        0
Net cash <used in> provided by
   operating activities                              <557>  <1,897>     573

Investing Activities:
Additions to property plant and equipment            <590>    <168>    <285>
Proceeds on disposal of property, plant
   and equipment                                        0      121        0
Investment in life insurance policies-net             <18>     369      708
Payment received on notes receivable                  900      300        0

Net cash provided by investing activities             292      622      423

[FN]
Consolidated Cash Flow Statements are continued on the next page.
*Immediately prior to liquidation basis.

                  HEALTH-CHEM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CASH FLOW STATEMENTS (continued)
                               (In thousands)


                                                    Year Ended December 31,
                                                     1998*    1997     1996


Financing Activities:
Long-term debt proceeds                             1,447    2,484      209
Repurchase of convertible subordinated debentures  <1,190>  <1,181>  <1,330>

Net cash provided by <used in>
 financing activities                                 257    1,303   <1,121>

Net increase <decrease> in cash
 and cash equivalents                                  <8>      28     <125>
Cash and cash equivalents at beginning of period      162      134      259
Cash and cash equivalents at end of period        $   154  $   162  $   134

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                        $ 1,824  $ 1,755  $ 1,357
  Income taxes                                          4        6      170

Supplemental Disclosures of Noncash Investing
 and Financing activities:
  Acquisition of fixed assets through capital
   lease obligations                              $     0  $    45  $     0


[FN]
* Immediately prior to liquidation basis.
See Notes to Consolidated Financial Statements.

                    HEALTH-CHEM CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/CAPITAL DEFICIENCY
                   YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                                (In thousands)


                                           Stock-
               Conver-           Addi-     holder
               tible             tional    Notes    <Accumu-
               Special  Common   Paid-In   Receiv-  lated     Treasury
                Stock   Stock    Capital    able    Deficit>   Stock   Total
Balance,       $     7  $  145   $18,286   $  <148> $ <2,141> $<7,683> $8,466
January 1,
1996
Net loss 1996                                         <1,322>          <1,322>

Balance,       $     7  $  145   $18,286   $  <148> $ <3,463> $<7,683> $7,144
December 31,
1997
Net loss 1997                                         <3,258>          <3,258>

Balance,       $     7  $  145   $18,286   $  <148> $ <6,721> $<7,683> $3,886
December 31,
1998
Net loss 1998                                  148   <10,645>         <10,497>

Balance,
December 31,
1998*          $     7  $  145   $18,286   $     0  $<17,366> $<7,683> <6,611>









     [FN]
*Immediately prior to liquidation basis.
See Notes to Consolidated Financial Statements.

                     HEALTH-CHEM CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998, 1997, 1996




1.  Accounting Policies

a.  Principles of consolidation

The consolidated financial statements include the accounts of Health-Chem Corporation ("Health-Chem") and all of its subsidiaries (collectively the "Company"). The operations of the Company's Pacific Combining Corporation ("Pacific") were discontinued in November 1998 and the assets auctioned off in 1999. In August 1999, the sale of substantially all of the assets of two of the Company's subsidiaries, Herculite Products, Inc. ("Herculite") and Hercon Environmental Corporation ("Hercon Environmental") was completed. These businesses have been accounted for, and reported as, discontinued operations in the consolidated financial statements. (See Note 14 for further information).

The Company failed to repay $8 million in principal as well as the accrued interest of $.4 million due on its 10.375% convertible subordinated debentures at maturity, on April 15, 1999. In January 1997, the Company entered into a secured financing agreement with IBJ Whitehall Business Credit Corporation. The loan was repaid in August 1999 with the proceeds from the sale of assets of the Company's Herculite Products, Inc. and Hercon Environmental Corporation subsidiaries aggregating $14.2 million. The Company also made a $1.9 million partial payment of it debt obligations in respect of the Debentures in September 1999. The Company's ability to repay the balance of the obligations on the Debentures is contingent, in part, upon the Company's ability to effect a business solution with regard to the manufacture of its new nitroglycerin products and the Company's ability to secure additional financing. There can be no assurance that the Company will achieve profitable results or obtain adequate funding. Under the terms of the indenture between the Company and Bankers Trust Company as trustee, the trustee can institute an action or proceeding at law or in equity for the collection of the sums due and unpaid. There can be no assurance that either the trustee or the debenture holders will continue to abstain from exercising such rights. Therefore, in compliance with generally accepted accounting principles, the Company's Statement of Assets and Liabilities as at December 31, 1998 has been presented on a liquidation basis. Accordingly, the net assets of the Company as of that date are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of the Company's dissolution, are stated at their anticipated settlement amounts.

The valuation of assets and liabilities necessarily requires estimates and assumptions. The actual value of any liquidating distributions, therefore, would depend on a variety of factors including among others, the proceeds from the sale of any of the Company's remaining assets and the timing of actual distributions. The valuations presented in the accompanying consolidated Statement of Assets and Liabilities represent estimates, based on present facts and circumstances, of the estimated realizable values of assets and settlement amounts of liabilities. The actual values could be higher or lower than the amounts recorded.

The remaining manufacturing operation is Hercon Laboratories which is engaged in the development, manufacture and marketing of transdermal drug delivery systems and over-the-counter pharmaceutical and cosmetic products. The Company manufactures and markets a transdermal nitroglycerin patch which it sells to one customer for distribution in the United States (two customers through December 31, 1998) and to one customer for distribution in Spain. The Company also manufactures and markets deep cleansing facial pore strips which it has sold to two customers for distribution in the United States, Canada and certain other foreign countries. In August 1996, Customer A obtained approval from the United States Food and Drug Administration ("FDA") for the manufacture and sale of its own nitroglycerin patches and now competes with the Company's nitroglycerin patches. The percentage of sales to each major customer who was responsible for 10% or more of total revenues is as follows:

                                             Year Ended December 31,
                                             1998      1997     1996
    Customer A........................         0%        0%      38%
    Customer B........................        25        54       31
    Customer C........................        36        45       26
    Customer D........................        32         0        0

At December 31, 1998 and 1997, accounts receivable of approximately $1,544,000 and $689,000, respectively, were from such customers. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition but does not generally require collateral.

Foreign sales, consisting of sales to distributors in Spain and Canada, were $326,000, $76,000, and $558,000, or 4.7%, 1.4%, and 4.6% of sales in 1998, 1997 and 1996, respectively.

For the years ended December 31, 1998, 1997 and 1996, the Company purchased approximately 20%, 20%, and 20% of its raw materials from one source.

On October 30, 1998, the Company received FDA approval for the sale of new nitroglycerin patches which are thinner, more flexible and smaller than the Company's current patches. The Company is currently not commercially exploiting its newly-approved nitroglycerin products as a result of the unfavorable decision in the Company's litigation with Key Pharmaceuticals, Inc. (See Note 8).

The first product to reach the market in a therapeutic area often has a significant competitive advantage relative to later entrants to the market. There can be no assurance that developments by others will not render the Company's products or technologies uncompetitive or obsolete.

In addition, the Company is also developing a number of other transdermal products. These products will also require approval from the FDA. There can be no assurance that FDA filings for any of these additional products will be effected nor that FDA approval for any of these products will be obtained.

b.  Cash equivalents

Money market funds and investment instruments with original maturities of ninety days or less are considered cash equivalents.

c.  Inventories

Inventories are stated at lower of cost (first-in, first-out basis) or market.

d.  Depreciation and amortization

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method by charges to operations over the estimated useful lives of depreciable assets or, where applicable, the terms of the respective leases, whichever is shorter. The cost and related accumulated depreciation of disposed assets are removed from the applicable accounts and any gain or loss is included in income in the period of disposal. Depreciation expense on property, plant and equipment was $632,000, $639,000 and $703,000 for 1998, 1997 and 1996, respectively.


The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company evaluates long-lived assets for impairment by individual business unit. The cumulative effect resulting from the adoption of SFAS 121 was immaterial.

e.  Amortization of excess of cost over fair value of assets acquired

The excess of cost over fair value of assets acquired is being amortized over 40 years on a straight-line basis. The accumulated amortization and write-off of goodwill at December 31, 1998 and 1997 was $905,000 and $223,000 respectively. The Company's policy is to record an impairment loss against the net unamortized cost in excess of net assets of businesses acquired in the period when it is determined that the carrying amount of the asset may not be recoverable. An evaluation is made at each balance sheet date (quarterly) and it is based on such factors as the occurrence of a significant change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. On September 30, 1998, after considering continuing reductions in revenues and escalating losses at Pacific Combining Corporation ("Pacific") as well as future prospects, the Company, in accordance with Accounting Principles Board ("APB") Opinion No.17 decided to write-off the goodwill of $.7 million at Pacific. On November 20, 1998, after considering a restructuring, sale, or other disposition of this business the Company decided to discontinue operations at Pacific.

f.  Revenue Recognition

The Company recognizes revenue from product sales upon shipment to customers.

g.  Research and development

Research and development costs are charged to operations as incurred.

h.  Income taxes

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

i.  Per share information

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly-held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," by replacing the presentation of primary earnings per share with a presentation of basic earnings per share.
It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Restatement of all prior-period earnings per share data is required upon adoption. The impact of adopting SFAS 128 on the Company's earnings per share data is not material. In accordance with SFAS 128, if there is a loss from continuing operations, diluted earnings per share would be the same as basic earnings per share.

Basic and diluted earnings per share are computed based upon the weighted average number of common shares outstanding during each year after adjustment for any dilutive effect of the Company's outstanding 10.375% convertible subordinated debentures and stock options and excluding the weighted average number of redeemable common shares outstanding (See Note 9). Interest on the subordinated debentures, when dilutive, net of applicable taxes, is deducted from net loss for the purpose of computing earnings per share. Convertible subordinated debentures and stock options are anti-dilutive for each of the years ended December 31, 1998, 1997 and 1996.

A reconciliation of the basic and diluted earnings per common share computations for net loss for the years ended December 31, 1998, 1997 and 1996 is presented below (in thousands, except per share amounts):

                      1998                  1997                 1996
              Income  Shares  Per-  Income  Shares  Per   Income Shares   Per
              (Numer- (Denom- Share (Numer- (Denom- Share (Numer-(Denom-  Share
               ator)  inator) Amt.   ator)  inator) Amt.   ator)  inator) Amt.
Net Loss      $<10,645>              $<3,275>              $<1,327>

Basic Earnings
Per Common Share
 Net loss
 applicable
 to common
 stock-      <10,645>  7,982 $<1.33><3,275> 7,982 $<0.41>  <1,327> 7,982 $<0.16>
 holders
Effect of
Dilutive
Securities
 Stock options              0      0              0      0              0      0
 Convertible
  debentures                0      0              0      0              0      0

Diluted Earnings
Per Common Share
 Net loss
 applicable
 to common
 stockholders
 and assumed
 conver-    $<10,645> 7,982 $<1.33>$<3,275> 7,982 $<0.41> $<1,327>7,982  $<0.16>
 sions

j.  Fair Value of Financial Instruments

In 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements. The amounts reported in the consolidated Statement of Assets and Liabilities at December 31, 1998 for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amount of the Company's notes receivable and certain debt approximate fair value because the underlying instruments reprice frequently. The fair value of the Company's convertible subordinated debentures had a quoted market price at December 31, 1998 of approximately $6 million. However, in May 1999 the convertible subordinated debentures were delisted for failure to meet listing requirements and therefore, from May 1999, a value is unobtainable.

k.  Use of Estimates in the Preparation of Financial Statements

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

Presently, management estimates that the carrying amount of liabilities approximates its settlement amount. Particularly sensitive estimates include assumptions about the dissolution of the Company eighteen months after December 31, 1998 and the level of expenses that will be incurred through such date. Also, the assumptions underlying the valuation of the assets convertible subordinated debentures are similarly sensitive.

l.  Implementation of New Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company does not expect the implementation of SFAS 130 to have a material impact on the presentation of the consolidated financial statements of the Company.

m.  Minority Interest

Minority interest relating to a former president of Hercon Laboratories and Hercon Environmental is not considered to be material.

n.  Reclassifications

Certain amounts included in the Consolidated Financial Statements and Notes thereto relating to prior periods have been reclassified to conform to the current presentation.

2.  Inventories  (In thousands)                              December 31,
                                                          1998         1997
            Raw materials                               $  484       $3,590
            Finished goods and work in process             522        3,947
            Total                                       $1,006       $7,537

3.a  Accrued Expenses and Other Liabilities  (In thousands)

                                                           December 31,
                                                          1998         1997
Allowance for litigation contingencies                  $  201       $  201
Allowance for disposal of discontinued operation           478            0
Accrued interest on debt                                   242           37
Accrued legal and audit fees                               126          197
Accrued payroll and related liabilities                       *         551
Financed insurance premiums                                231          119
Accrued pension cost                                     1,994             *
Other                                                    1,051          284
Total accrued expenses and other liabilities            $4,323       $1,389

*Stated separately in the financial statements for respective years.

3.b  Estimated liquidation expenses (In thousands)

The following represents an estimate for liquidation expenses for the eighteen month period January 1, 1999 through June 30, 2000. Such estimate has been derived from unaudited information subsequent to December 31, 1998 and includes amounts expected to be incurred through June 30, 2000:

  Corporate expenses, net                               $3,238
  Interest                                               1,583
  Funds required for
   Transderm Laboratories                                1,260
                                                        $6,081

Management has estimated June 30, 2000 as the date of dissolution unless the current status of the Company's financial condition improves.

4.  Debt

The Company's debt balances are as follows (in thousands):

                                                           December 31,
                                                          1998         1997
  10.375% convertible subordinated debentures,
    due April 15, 1991 through April 15, 1999          $ 8,000      $ 9,500
  Less debentures purchased to meet
    sinking fund requirements                                0          310
  Subtotal                                               8,000        9,190
  Less current portion (1)                                            1,190
  Total                                                $ 8,000      $ 8,000

  Line of credit                                       $ 6,528      $ 5,834
  Bank debt term loan                                    3,494        2,741
  Subtotal other debt                                   10,022        8,575
  Less current portion (1)                                              305
  Total other debt                                     $10,022      $ 8,270

(1) Applicable to 1997 only due to liquidation basis presentation in 1998 which does not distinguish between current and long-term.

From January 1996 through January 8, 1997 the Company had a $6.0 million long-term line of credit and a $1,750,000 term loan from The First National Bank of Maryland ("First National") which had been scheduled to expire October 15, 1997 and November 15, 2000, respectively. Borrowings under the line of credit and term loan were collateralized by a pledge of substantially all of the assets of the Company and its subsidiaries with the exception of real estate. They were subject to various financial covenants which, among other things, required the Company to maintain specified ratios of debt to tangible net worth and fixed charge coverage, and minimum levels of tangible net worth and limits capital additions. The borrowing base was limited to the sum of 80% of eligible accounts receivable and 35% of eligible inventory. At the Company's option, borrowings under the line would bear interest at the lender's prime rate or the London Inter-Bank Offer Rate, as amended. In addition, the Company paid a facility fee of 1/4 of 1% on the amount of the unused credit facility. Borrowings under the term loan would bear interest at the lender's prime rate plus .375%, unless Pacific elected otherwise in accordance with the loan documents. The term loan required quarterly principal payments of $62,500 in 1996 which would have increased to $87,500 in 1997 and $95,833 from 1998 through November 2000 had the loan not been replaced in January of 1997.

On January 9, 1997, the Company replaced the line of credit and term loan from First National with secured financing from IBJ Whitehall Business Credit Corporation (f/k/a IBJ Schroder Business Credit Corporation) (as successor in interest to IBJ Schroder Bank & Trust Company) ("IBJ"). The IBJ loan was paid off in August 1999 with the proceeds from the sale of Herculite and Hercon Environmental. Pursuant to a Revolving Credit Term Loan and Security Agreement ("Loan Agreement') dated as of January 9, 1997, the Company was provided with up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. Proceeds from borrowings under the Loan Agreement were used by the Company to repay outstanding indebtedness under the aggregate $7,750,000 facility with First National. The term loans were intended to be used to repurchase, repay and/or redeem up to $7,000,000 of the Company's 10 3/8% Convertible Subordinated Debentures due April 15, 1999, as market conditions warranted.

Borrowings under the IBJ facility were collateralized by a pledge of substantially all of the assets of the Company. The Loan Agreement, which would have expired on January 9, 2002, was subject to various covenants which, among other things, required the Company to maintain specified ratios of net worth, current ratio, fixed charge coverage, minimum level of earnings before taxes, depreciation and amortization and limits capital expenditures. On January 21, 1998, the Company entered into a First Amendment ("First Amendment") to the Loan Agreement with IBJ. The First Amendment, among other things, amended the terms for drawing upon the term loan and amended certain financial covenants. Pursuant to the Amendment, the maximum term loan amount was reduced to $3,998,000 from $7,000,000 providing an aggregate of up to $11,998,000 in senior secured financing. In addition, an overadvance facility of $400,000 was provided through July 31, 1998. The interest rates on the revolving credit line and term loans increased to IBJ's prime plus .50% and IBJ's prime plus .875%, respectively. The Company paid a facility fee of 3/8 of 1% on the amount of the unused available financing facility.

In April 1998, the Company borrowed the remaining $1.2 million allowable by IBJ in term loans to purchase the Company's convertible subordinated debentures to meet the April 1998 sinking fund requirements. In May 1998, the Company commenced required monthly payments on the term loan of $56,000. Monthly payments would have continued until the termination of the loan on January 9, 2002. The $8,000,000 revolving credit line borrowing base was limited to the sum of 85% of eligible accounts receivable, 50% of eligible inventory and an overadvance facility of $1,200,000 which effectively increased the eligible amount by $1,200,000. On July 31, 1998, the Company entered into a Second Amendment to the Loan Agreement with IBJ, among other things, to increase the Company's overadvance facility to $600,000 through December 31, 1998.

At December 31, 1998, the Company was not in compliance with the following covenants: the net worth, current ratio, fixed charge coverage and minimum level of earnings before taxes, depreciation and amortization covenants. This resulted in reclassification of amounts outstanding under the line of credit and term loan to current liabilities. At December 31, 1998 the Company had borrowed $6.5 million on its revolving line of credit from IBJ and $3.5 million in term loans. For the twelve months ended December 31, 1998, the maximum eligible amount of the $8,000,000 revolving credit line, ranged from $6,215,000 to $7,620,000, or from 78% to 95% exclusive of the $1,200,000 overadvance facility.

On January 11, 1999, the Company entered into a Waiver and Third Amendment (the "Third Amendment") to the Loan Agreement with IBJ. The Third Amendment, among other things, increased the Company's overadvance facility to $1,200,000 through March 31, 1999 and waived compliance with the covenants the Company was not in compliance with on September 30, 1998. In connection with the Third Amendment, Marvin M. Speiser, the Company's President and Chairman of the Board, and his wife, Laura G. Speiser, pledged certain investment property consisting of marketable securities valued at no less than $710,000 (the "Collateral") and entered into a limited guaranty of the Company's obligations under the Loan Agreement not to exceed the principal sum of $1,000,000 plus interest. IBJ released its security interest in all of the Collateral upon repayment of the loan in August 1999.

On March 24, 1999, the Company entered into a Consent and Fourth Amendment (the "Fourth Amendment") to the Loan Agreement with IBJ. The Fourth Amendment, among other things, increased the Company's overadvance facility to $1,800,000 and extended such facility to April 13, 1999. In a series of Amendments and Forebearance Agreements with IBJ dated April 14, May 14, June 21, July 15, and August 15, 1999, the Company received extensions of its time to repay special advances made by IBJ under the Loan Agreement. On August 19, 1999, the Company paid the entire amount due to IBJ under the term loans and the revolving credit line with proceeds from the sale of assets of Herculite and Hercon Environmental aggregating $14.2 million.

The required $1.5 million sinking fund payment on the Company's convertible subordinated debentures due on April 15, 1998 was satisfied by application of $.3 million debentures previously repurchased or redeemed, of which $.1 million were purchased in 1996, and by calling for redemption of the remaining $1.2 million. In October 1998, the Company paid $.5 million in interest on its debentures. The debentures were convertible into shares of the Company's common stock at $19.52 per share through April 15, 1999. During 1998, 1997 and 1996, the Company repurchased debentures with a face amount of $.4 million in market transactions and called for redemption $3.3 million to meet sinking fund requirements. In April 1999, the Company defaulted on its obligations to repay the remaining $8 million in principal as well as the accrued interest of $.4 million due on the Debentures at maturity. The Company made a $1.9 million payment on its debt obligations in respect of the Debentures out of the proceeds of the sale of assets of Herculite and Hercon Environmental in August
1999.   The Company's ability to repay the balance of its obligations on the
Debentures is contingent upon the Company's effecting a business solution with regard to and continue operating the manufacture of its new nitroglycerin products and the Company's ability to secure up to $1.5 million financing from a financial institution. There can be no assurance that the Company will be successful in its efforts toward that end. A failure to effect such a business solution or to secure such financing for short-term capital requirements would have a material adverse effect on the financial status of the Company.

As of August 31, 1999, the Company and its subsidiaries entered into two agreements with Bankers Trust Company, the indenture trustee for the debentures. Under a Security and Pledge Agreement, a security interest in the $550,000 escrow deposit created at the closing of the sale of assets of Herculite and Hercon Environmental on August 19, 1999 was granted in favor of debentureholders. Pursuant to a second agreement with Bankers Trust Company, the Company and its subsidiaries agreed: (i) to exercise their best efforts to effect a repayment plan to pay the debentures at the earliest practical date;
(ii) that pending a repayment plan, they will not make any payments to insiders except for salaries and benefits due and becoming due to them and that insiders can receive pari passu payments on debentures they hold; and (iii) to give Bankers Trust Company not less than two business days' notice before engaging in any extraordinary transactions.

The Company has not paid cash dividends and does not anticipate paying such dividends on its common stock in the foreseeable future.

The terms of the indenture relating to the debentures restrict the Company's ability to pay cash dividends and/or repurchase its capital stock pursuant to a formula based upon the consolidated net income of the Company and other factors. Under the formula, at December 31, 1998, no amount was available for the payment of dividends and/or the repurchase of capital stock.

Annual maturities of debt for the period following December 31, 1998 is as follows: (in thousands)
                         Convertible      Line of
                         Subordinated     Credit      Term
      Year               Debentures(1)    Payable(2)  Loan (2)
      1999                 $ 8,000         $6,527    $3,496

Note: (1)   Amounts shown are net of face value of repurchased debentures.

      (2) The Company was not in compliance with certain covenants at December 31, 1998 making the debt immediately payable.

5.  Supplemental Pension Agreements

In April 1995, Health-Chem entered into five-year Employment Agreements with each of Marvin M. Speiser and Robert D. Speiser which entitle them to receive upon retirement on or after January 1, 2000, in the case of Marvin M. Speiser, and on or after January 1, 2010, in the case of Robert D. Speiser, an annual supplemental pension benefit equal to 60% of such executive's final base salary, which for this purpose will be the highest nominal annual salary paid to him during his employment. The supplemental pension will be payable for a period of ten (10) years beginning on the retirement date, or if later, January 1, following termination of employment. In the event of termination of employment prior to the retirement date, the amount of the supplemental pension payable on that date will be prorated based on the period of employment from December 31, 1994 to the date of termination. No proration will be applied, however, if the executive's employment is involuntarily terminated. An actuarially reduced supplemental pension benefit may be paid if the benefit is commenced upon termination of employment prior to the retirement date. For the year ended December 31, 1998 and 1997 the related pension accrual in the amount of $1,994,000 and $1,474,000, respectively, has been recorded on the Consolidated Financial Statements. In August 1999, Marvin M. Speiser agreed to waive his first year's supplemental pension benefit, payable commencing January 1, 2000, in the amount $300,000 (See Note 9).

Net pension cost included in the operating results for fiscal year ended December 31, 1998, 1997 and 1996 consisted of the following components:
(in thousands)

                                            1998      1997     1996
Service costs                               $ 84      $ 81     $ 76
Interest costs                               157       147      134
Net amortization                             279       316      321
Net pension cost                            $520      $544     $531

The supplemental pension agreements currently are not funded. The status of these plans at December 31, 1998 and 1997 is as follows: (in thousands)

                                           1998     1997
Accumulated benefit obligations          $2,371   $1,932
Projected benefit obligation              2,651    2,243
Projected obligation in excess
  of plan assets                          2,651    2,243
Unrecognized prior service cost            <657>    <769>
Accrued pension cost                     $1,994   $1,474

The assumed discount rate used in determining the accumulated benefit obligation was 7% for 1998 and 1997.

6.  Employee Benefit Plan

All permanent, full-time non-union employees of the Company are eligible to participate in Health-Chem's 401(k) Plan (the "Plan") following six months of employment. The Plan allows eligible employees to defer up to 20% of their income on a pre-tax basis through contributions to the Plan. The Company may contribute for each participant a matching contribution equal to a percentage of the elective contributions made by the participants. The decision to make matching contributions and the amount of such contributions will be made each year by the Company. These Company matching contributions were $53,000, $59,000, and $64,000 in 1998, 1997 and 1996, respectively.

7.  Commitments

The Company leases office space in New York City and leases certain equipment under agreements which are classified as capital leases at Transderm, the most recent of such capital leases was entered into in January 1999. Future minimum payments under the capital leases are $89,000 and $72,000 in 1999 and 2000, respectively. Minimum rental commitments required under these non-cancelable leases having a term of more than one year as of December 31, 1998 were as follows (in thousands):

                  Year                     Amount
                  1999                     $  196
                  2000                        214
                  2001                        214
                  2002                        214
                  2003                        214
                 Total                     $1,052

Rent expense was $189,000, $185,000 and $185,000 in 1998, 1997 and 1996,
respectively.

At December 31, 1998, commitments under employment arrangements aggregated $2,379,000 through 2002. Certain employees were provided bonuses, based upon defined earnings or the attainment of certain sales levels, which amounted to $130,000, $251,000 and $201,000 in 1998, 1997 and 1996, respectively.

8.  Litigation

(a) In August 1995, Key Pharmaceuticals, Inc., a subsidiary of Schering-Plough Corporation ("Key"), commenced an action against Hercon Laboratories in the United States District Court for the District of Delaware ("Delaware District Court") alleging that Hercon Laboratories' submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon Laboratories' transdermal nitroglycerin products, for which Hercon Laboratories has applied for FDA approval, constituted infringement of Key's patent for its Nitro-Dur(R) products. Key sought certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. Hercon Laboratories denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon Laboratories had not infringed and did not infringe any claim of the patent. Hercon Laboratories counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. On September 30, 1997, the Delaware District Court ruled in favor of Key on its infringement claim and on Hercon Laboratories' claim that Key's patent is invalid and unenforceable. On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon Laboratories, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. In November 1998, the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the "CAFC") affirmed the Delaware District Court's ruling in favor of Key. In January 1999, the CAFC denied Hercon Laboratories' petition for rehearing of its appeal. Hercon Laboratories is currently reviewing its options with respect to the manufacture and marketing of its improved nitroglycerin patches.

(b) In October 1995, Gershon Yormack, a stockholder of the Company, initiated an action against the Company, its directors and Transderm in the Delaware Chancery Court (New Castle County) in which he sought injunctive and declaratory relief with respect to certain options to purchase Transderm common stock granted to each of Marvin M. Speiser, the Company's Chairman of the Board and President, and Robert D. Speiser, the Company's Executive Vice President. Pursuant to Employment Agreements entered into in April 1995, in November 1995 the Company caused Transderm to issue an option to purchase shares of Transderm's common stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser (the "Options"). The plaintiff alleges that this price for Transderm common stock offered by the Company to stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995) was substantially less than the fair market value of such Transderm common stock. In November 1998, the court approved a settlement reached between the plaintiff and the defendants pursuant to which the defendants neither admitted nor denied any wrongdoing or liability. The material terms of the settlement were that: (i) the exercise price of the Options was increased to an average of $0.15 per share; (ii) the Company and Robert D. and Marvin M. Speiser agreed that no additional options to purchase Transderm stock will be issued to the Speisers during the term of the Options;
(iii) the Speisers will not exercise the Options before April 4, 2000, unless there is a transaction in which Transderm is acquired, in which case the number of Options exercisable will be limited to 20% of the total Options for each year that has passed subsequent to their authorization; (iv) the action was dismissed, with prejudice, thereby releasing defendants from liability for all claims which were or could have been asserted in the action; and (v) plaintiff's counsel received fees and expenses in the amount of $70,000 which were paid by the Company.



9.  Redeemable Common Stock and Stock Purchase Agreement/Rights Offering

On July 15, 1994, the Company exercised its option to purchase 525,000 shares of the Company's Common Stock, par value $.01 per share, at $2.00 per share, from National Union Fire Insurance Company of Pittsburgh, PA. These shares are included in treasury stock and had previously been classified as Redeemable Common Stock.

In compliance with certain restrictive covenants under the indenture governing the Company's 10.375% convertible subordinated debentures due April 15, 1999, the Company paid for the 525,000 shares from the proceeds of the substantially concurrent sale of 575,000 shares of the Company's treasury stock the ("1994 Optioned Stock") at $2.00 per share, to Marvin M. Speiser pursuant to a stock purchase and option agreement ("1994 Option Agreement")

In September 1996, the Company issued 952,520 shares of its Common Stock, at $1.10 per share, pursuant to a subscription rights offering of up to 1,320,000 shares registered under the Securities Act (the "Rights Offering"). The Rights Offering was effected in accordance with a contemporaneous stock purchase agreement between the Company and Marvin M. Speiser. Substantially all of the proceeds of this Rights Offering were used to pay the exercise price (at

$1.0816 per share) of an equal number of shares acquired from Marvin M. Speiser upon the exercise of the Company's repurchase rights under the 1994 Option Agreement and an option agreement entered into in 1991 (together with the 1994 Option Agreement, the "Option Agreements"). Of the total of 1,782,689 shares subject to repurchase by the Company, 952,520 shares were purchased, 512,763 shares were retained by Mr. Speiser free of the Company's repurchase rights, as the deemed exercise of his pro rata subscription rights, and 317,406 shares remained subject to the Company's repurchase rights under the Option Agreements through June 30, 1999.

In August 1999, Mr. Speiser agreed to transfer the 317,406 shares previously subject to the Option Agreements to the Company in exchange for a) the Company's cancellation of a remaining $249,000 debt owed by Mr. Speiser to the Company in connection with Mr. Speiser's purchase of the 1994 Optioned Stock and b) Mr. Speiser's waiver of his first year's supplemental pension benefit, payable commencing January 1, 2000 in accordance with Mr. Speiser's Employment Agreement with the Company (See Note 5), in the amount of $300,000.

10.  Stockholders' Equity

a.  A summary of the shares of common and treasury stock is as follows:

                                                   Treasury Stock
                                  Common     Convertible        Common
                                  Stock      Special Stock      Stock

    Balance at 12/31/97        7,982,424           738,667    6,490,632

    Balance at 12/31/98        7,982,424           738,667    6,490,632

b.  Convertible special stock

The convertible special stock has the same rights as common stock except that it is nonvoting. Each share is convertible into 1 1/3 shares of the Company's common stock. The conversion rate is subject to change under certain circumstances. No shares of convertible special stock are outstanding.



c.  Reserved shares
                                                            Number of
        Purpose of Reservation                               Shares
    Conversion of convertible special stock                   984,889
    Stock option plans                                        898,000
    Conversion of 10.375% convertible
      subordinated debentures                                 409,836
    Total reserved shares                                   2,292,725

In August 1999, options to purchase 75,000 shares of the Company's Common Stock expired unexercised due to the sale of assets of Herculite and Hercon Environmental and the number of reserved shares was reduced to 2,217,725.

d.  Stock rights plan

On February 28, 1989, the Company adopted a stock rights plan which was amended November 7, 1990. Pursuant to such plan, the Board of Directors declared a dividend of one right ("Right") for each share of common stock of the Company outstanding on March 21, 1989. In the event that a person or affiliated group, other than any present officer or director, acquired, obtained the right to acquire, or tendered for 30% or more of the Company's outstanding common stock (other than through certain permissibly structured tender offers), then each holder of a Right, other than the 30% stockholder or tender offeror, would have been entitled to receive upon exercise of each Right, common shares of the Company which had a market value equal to two times the exercise price of the Right, or capital stock of the acquiring company which had a market value of two times the exercise price of the Right.
The Company may have redeemed the Rights for a nominal amount at any time prior to 10 days (subject to extension by the Board of Directors) after a person or group acquired or tendered for 30% or more of the Company's common stock. All Rights expired on February 27, 1999.

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

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for options granted under the plans. The Company did not award any option grants during the years ended December 31, 1998, 1997 and 1996.

A summary of the status of the Company's plans as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below:

                               1998              1997              1996
                                 Weighted          Weighted         Weighted
                                 Average           Average          Average
                                 Exercise          Exercise         Exercise
                          Shares   Price   Shares    Price   Shares   Price
Outstanding at
beginning of year        302,500    $3.16  557,500    $4.53  615,000   $4.53

Granted                        0                 0                 0

Exercised                      0                 0                 0

Forfeited
 Price @ $9.125-$11.125                    <88,000>   $10.25       0
 Price @ $4.38-$5.25                       <91,000>    $5.25  <3,000>  $5.25
 Price @ $3.25-$3.75      <4,500>   $3.47  <66,000>    $3.48 <44,500>  $3.48
 Price @ $2.50                             <10,000>    $2.50 <10,000>  $2.50
   Total Forfeited        <4,500>         <255,500>          <57,500>

Outstanding at end
 of year                 298,000    $3.16  302,500     $3.16 557,500   $4.65

Options exercisable
 at year-end             275,800           238,900           397,600

In August 1999, options to purchase 75,000 shares of the Company's Common Stock expired unexercised due to the sale of assets of Herculite and Hercon Environmental.

The following table summarizes information about the Plan's stock options outstanding at December 31, 1998:

                       Options Outstanding              Options Exercisable

                           Weighted-
                            Average     Weighted-                 Weighted-
Range of       Number      Remaining     Average      Number       Average
Exercise    Outstanding   Contractual   Exercise    Exercisable   Exercise
 Prices     at 12/31/98      Life         Price     at 12/31/98     Price
$ 2.50           98,000     3.3 years      $ 2.50        98,000      $ 2.50
$ 3.25          111,000     5.3 years      $ 3.25        88,800      $ 3.25
$ 3.75           89,000     4.3 years      $ 3.75        89,000      $ 3.75

Total           298,000                                 275,800

Transderm Laboratories Corporation

Pursuant to the five-year Employment Agreements referred to in Note 5, on November 13, 1995, the Company caused Transderm to enter into stock option agreements with Robert D. Speiser and Marvin M. Speiser allowing each of them to purchase 5,000,000 shares of Transderm's common stock. After amendment of the options in November 1998, the exercise price is $.15 per share, and the options are exercisable from April 4, 2000 through November 13, 2005, unless there is a transaction in which Transderm is acquired in which case the number of shares as to which the option is exercisable will be limited to twenty (20%) percent of the total number of shares underlying the options for each year that has passed since April 4, 1995, with part years to be pro-rated temporally.
Transderm has reserved 10,000,000 shares of Common Stock for issuance to Robert
D. Speiser and Marvin M. Speiser pursuant to these stock option agreements (the
"Agreements").

In April 1996, Transderm adopted the 1996 Performance Equity Plan ("Transderm
Plan") which was designed to attract and retain employees of the highest caliber, to provide increased incentive for officers and key employees and to continue to promote the well-being of Transderm. Pursuant to the Transderm
Plan, up to an aggregate of 2,000,000 shares of Transderm's Common Stock were made available for the granting of stock or stock related incentive awards.
During 1996 the Company entered into stock option agreements with three officers and key employees allowing them to purchase up to an aggregate of 1,400,000 shares under the Transderm Plan. Transderm did not award any option grants during the year ended December 31, 1997. During 1998, the Company entered into a stock option agreement with a key employee allowing the employee to purchase up to an aggregate of 50,000 shares under the Transderm Plan. The
Company has reserved 1,450,000 shares of Common Stock pursuant to these stock option agreements.

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
                                     1998           1997          1996
Net loss           As reported  $<10,645,000>   $<3,258,000>   $<1,322,000>
                   Pro forma    $<10,676,000>   $<3,288,000>   $<2,033,000>

Basic and diluted  As reported        $<1.33>        $<0.41>      $<0.17>
loss per share     Pro forma          $<1.33>        $<0.41>      $<0.25>

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1996, respectively; no dividend yield for all years; expected volatility of 100% for all years; risk-free interest rates of 5.68% and 6.11%, respectively; and expected lives of seven years for all the option grants.

A summary of the status of the Transderm Plan as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below (in thousands, except per share amounts):

                           1998              1997             1996
                             Weighted         Weighted          Weighted
                             Average          Average           Average
                             Exercise         Exercise          Exercise
                      Shares  Price    Shares  Price     Shares  Price
Outstanding at
 beginning of year    11,400   $0.103  11,400   $0.103   10,000    $0.10

Granted                   50    0.1875      0    0        1,400     0.125
Exercised                  0    0           0    0            0     0
Forfeited                  0    0           0    0            0     0

Outstanding at end
 of year              11,450    0.147  11,400    0.103   11,400     0.103
Options exercisable
 at year-end             560           10,280            10,000
Weighted-average
 fair value of
 options granted
 during the year       $0.19               $0            $0.106

The following table summarizes information about the Transderm Plan stock options outstanding at December 31, 1998:

                    Options Outstanding                  Options Exercisable

                           Weighted-
                            Average      Weighted-                  Weighted-
Range of     Number        Remaining      Average       Number       Average
Exercise   Outstanding    Contractual     Exercise    Exercisable    Exercise
 Prices    at 12/31/98       Life          Price      at 12/31/98     Price
$0.125-     11,450,000     7.0 years      $0.147         560,000     $0.125
$0.1875

12.  Taxes on Income  (In thousands)
                                                   Year Ended December 31,
                                                    1998      1997     1996
Taxes on income include provision <benefit> for:
  Federal income taxes                            $1,892   $<1,136>  $ <767>
  State and local income taxes                      <270>      <85>    <128>
   Total                                          $1,622   $<1,221>  $ <895>

Taxes on income are comprised of:
  Payable <receivable>                            $  <28>  $  <116>  $  <55>
  Deferred <benefit>                               1,650    <1,105>    <840>
   Total                                          $1,622   $<1,221>  $ <895>

Charged <credited> to:
  Loss before extraordinary gain                  $1,622   $<1,230>  $ <898>
  Extraordinary gain on repurchase of debentures       0         9        3
   Total                                          $1,622   $<1,221>  $ <895>

A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                   Year Ended December 31,
                                                     1998     1997     1996
  Tax <benefit> at statutory rate                 $<2,892> $<1,523>  $ <755>
  Increase <decrease> resulting from:
   State and local taxes, net of federal
     tax benefit                                     <323>     <85>     <36>
   Recognition of tax loss and tax credit
     carryforwards (not previously recognized)        <28>     <84>     <51>
   Intangibles and officers' life insurance
     premiums                                         268       79       15
   Settlement of state tax assessments                  0        0      <69>
   Valuation allowance <reversal>                   4,574      371      <25>
   Other                                               23       21       26
  Tax <benefit>                                   $ 1,622  $<1,221>  $ <895>

In 1998, the Company's $1,622,000 tax provision consisted of state tax refunds of $27,000, a decrease in the liability of $243,000 and an increase in a valuation allowance of $1,892,000. The $1,892,000 valuation allowance was recorded to eliminate 1997 deferred tax asset for identical amount, since the assumptions supporting the tax planning strategy based on which such asset was recognized in earlier years was no longer applicable. The $243,000 long-term liability was originally established to provide for potential state tax audit adjustments. The Company evaluated this liability at year end and determined that the Company was no longer subject to such liability and hence such liability should be reversed to income. The Company recorded valuation allowances against tax assets for the years ending December 31, 1998 and 1997 of $4,574,000 and $371,000, respectively.

At December 31, 1998 and 1997, the deferred tax assets and liabilities result from the following temporary differences and carryforwards:

                                                     1998      1997
Deferred tax assets:
  Net operating and other tax loss
   carryforwards                                  $ 8,692   $ 9,872
  Tax credit carryforwards                            693       631
  Provision for litigation contingencies               87       101
  Allowances for bad debts                             96       274
  Inventory reserves and
  Capitalization of overhead costs as
   inventory in accordance with tax laws              671       230
  Retirement benefits                                 798       690
  Other                                                77       215
     Total deferred tax assets                     11,114    12,015

Deferred tax liabilities:
  Accelerated depreciation                           <602>     <750>
  Other                                                 0         0
Total deferred tax liabilities                       <602>     <750>
Net deferred tax asset before valuation
 allowance                                         10,512    11,265
Valuation Allowance                               <10,512>   <9,373>
     Total deferred tax assets and
      liabilities net                             $     0   $ 1,892

At December 31, 1997, the net deferred tax asset was comprised of a non-current asset of $1,892,000. In 1998, total deferred tax assets and liabilities net was reduced to zero, since the previous tax planning strategy involving sale and leaseback of certain assets could no longer be executed pursuant to the actual sale of related assets as state in Note 1a. Gain arising from sale of such assets in 1999 net of losses (tax basis) from the year is not expected to result in any tax benefits. The various components of net deferred tax assets were adjusted to reflect change in estimates.

At December 31, 1998, the Company had approximately $22 million of net operating loss carryforwards for federal income tax purposes which expire in various years from 2000 through 2013 and tax credit carryforwards that expire in various years from 1999 through 2008. The Company also had net operating loss carryforwards in various states in which the Company and its subsidiaries operate which are available to absorb allocated portions of future taxable income for state tax purposes. The state operating loss carryforwards expire from 1999 through 2013.

At December 31, 1997, the Company had moved into a three year cumulative loss status. In accordance with SFAS 109, this required the Company to assess the likelihood that all or a portion of its deferred tax asset would not be realized, in which case the asset would have to be reduced by a valuation allowance. To determine the amount of the valuation allowance, all positive and negative information regarding financial position and results of operations of the Company for the current, preceding and future years was considered. In addition, the Company considered tax-planning strategies in determining the amount of valuation allowance required. Under SFAS 109, a tax planning strategy is a prudent and feasible action that is allowable under the tax law and is expected to result in realization of deferred tax benefits. Such action is one that management normally would not implement unless the Company were about to lose tax benefits. At December 31, 1997, the Company determined that it would be feasible to enter into a sale-leaseback transaction before the deferred tax assets expire. This tax planning strategy, in conjunction with other deferred tax liabilities, enabled the Company to continue to recognize deferred tax assets of approximately $1,892,000.

At December 31, 1998, in accordance with SFAS 109, the Company was required to increase its valuation allowance by $4,574,000, $2,682,000 to offset changes resulting from the current year operating loss and temporary differences and $1,892,000 to reduce the net deferred tax assets regarding the sale-leaseback transaction to zero. The sale-leaseback transaction was proposed as a tax strategy to allow the company to utilize deferred tax assets before they expire. On August 19, 1999, the Company sold the assets underlying such tax planning strategy, including the building in which Herculite and Hercon Environmental operated, to Aberdeen Road Company. A valuation allowance was therefore recorded for $1,892,000 reducing the net deferred tax assets to zero at December 31, 1998 as a result of the sale.

13.  Interest Expense - Net  (In thousands)
                                             Year ended December 31,
                                              1998      1997      1996
     Interest expense                       $1,834    $1,765    $1,544
     Interest income                           <72>     <162>     <181>
     Capitalized interest                        0         0      <100>

     Total interest expense - net           $1,762    $1,603    $1,263

14.  Discontinued Operations

The consolidated financial statements of the Company, including footnotes, and supplemental financial data have been reclassified to reflect the results of operations and net assets of Herculite, Hercon Environmental and Pacific Combining Corporation subsidiary ("Pacific") as discontinued operations in accordance with generally accepted accounting principles. On November 20, 1998 ("measurement date"), the Company adopted a plan to discontinue the operations of its Pacific located in Los Angeles, California. The Company reached this decision in light of previously reported declining revenues and accelerating losses at this synthetic fabric manufacturing operation. The Pacific operations were essentially terminated in November 1998 and the plant was closed on July 19, 1999.

Early in 1999, management decided, after considering available options, that a sale of assets of the Company's Herculite and Hercon Environmental subsidiaries was the best alternative to generate some or all of the monies required to satisfy current financial obligations. In June 1999, the Company entered into a Letter of Intent for the sale of Herculite and Hercon Environmental for an estimated $14.4 million and estimated the transaction to be consummated within 60 days. On August 19, 1999, the pending sale of substantially all of the assets and liabilities of these subsidiaries was made to Aberdeen Road Company for approximately $14.2 million with $550,000 remaining in escrow to cover certain contingencies. The proceeds of this sale were used primarily to pay off the entire amount due to IBJ under the term loans and the revolving credit line and to make a $1.9 million partial payment on the balance of $8.0 million principal amount outstanding of the Company's convertible subordinated debentures.

Net assets of the discontinued operations at December 31, 1998 aggregating $13.8 million consist primarily of equipment and leasehold improvements and are reported on the consolidated balance sheet as "Assets being held for sale".

Depreciation was suspended on the equipment and leasehold improvements at Pacific from the measurement date through December 31, 1998 amounting to a $39,000 decrease in depreciation expense.

For the fiscal year ended December 31, 1998, revenue attributable to discontinued operations was $29.1 million. For the fiscal years ended December 31, 1997 and 1996, revenues were $32.4 million and $35.4 million, respectively.

The $4.2 million loss from discontinued operations represents the loss from operations for Pacific from January through November 20, 1998 of $5.3 million and the income from operations for Herculite and Hercon Environmental from January through December 31, 1998 of $1.6 million. Also included is a loss on the disposal of Pacific of $.5 million primarily representing the difference between the fair market value of equipment and leasehold improvements and the amounts expected to be realized from the sale of those assets. Included in the loss on disposal is $450,000 primarily representing actual expenses incurred between November 20, 1998, (the date Pacific's operations were terminated) until July 19, 1999, (the date the Pacific facility was finally closed), partly offset by reduced settlement of certain payable amounts.

Income tax provision or benefit from discontinued operations resulted in zero due primarily to the application of prior years net operating losses (NOL's) for 1998 and 1997. Health-Chem Corporation files a consolidated federal income tax return which includes all of its subsidiaries. There were also sufficient state NOL's to primarily offset any income tax provision on each subsidiary for 1998 and 1997.

Herculite and Pacific manufactured multilayered synthetic fabrics sold to health-care, industrial, military, automotive, marine and institutional markets. The manufacturing process involved laminating or coating layer(s) of vinyl, urethane or polyolefins to a synthetic textile. Hercon Environmental manufactured and distributed controlled release dispensers and pheromone products for insect control and household use. These products were sold to industry, farmers, the United States Department of Agriculture, and a variety of state agencies.

15.  Extraordinary <Loss> Gain

The Company's Board of Directors previously authorized the repurchase (subject to certain bank credit facility restrictions) of up to $12 million in principal amount of the Company's 10.375% convertible subordinated debentures to be used to satisfy redemption requirements which began in April 1991.  As of December
31, 1998, $7,697,000 principal amount of debentures had been repurchased in market transactions and $4,303,000 were called for redemption.  Extraordinary
<loss>/gain on the repurchase of debentures during 1998, 1997 and 1996 have
been recognized as follows (in thousands):
                                                 1998      1997     1996
   Extraordinary <loss> gain from repurchase
     of subordinated debentures before taxes    $  <3>    $  26    $   8
   Tax provision (See Note 12)                      0        <9>      <3>
   Extraordinary <loss> gain from repurchase
     of subordinated debentures                 $  <3>    $  17    $   5

16.  Segment Information

On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Restatement of comparative information for earlier years is required upon adoption.

The Company manages its business on the basis of one reportable segment.  See
Note 1a for a brief description of the Company's business and customers to which sales for the fiscal year ended December 31, 1998 were in the aggregate equal to 10% or more of the Company's consolidated net sales. The Company's manufacturing operation is located in the United States. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. The information pertaining to the net sales of the reportable segment as of December 31, 1998, 1997 and 1996 is presented below (in thousands):

                                            Year Ended December 31,
                                           1998      1997      1996
Geographic Areas:
 Net Sales:
  United States                           $6,581    $5,223   $11,588
  International                              326        76       558
                                          $6,907    $5,299   $12,146
Classes of Similar Products:
 Net Sales:
  Transdermal Nitroglycerin Products      $4,478    $5,299   $12,146
  Over-the-Counter Pharmaceutical and
   Cosmetic Products                       2,429         0         0
                                          $6,907    $5,299   $12,146

17.  Related Party Transactions

The consolidated financial statements include the following items applicable to related parties (in thousands):
                                                      December 31,
  Statement of Assets and Liabilities/                1998    1997
    Balance Sheet:
  Receivable from director and executive officer      $275    $337

  10.375% convertible subordinated debentures
    held by directors and executive officers           503     465

  Notes payable to directors and executive officers     58       0

  Stockholder notes receivable arising from
    exercise of stock options                            0     148

                                                     Year ended December 31,
  Income Statements:                                  1998    1997     1996
  Interest expense - net                              $ 20    $ 18     $ 14

19. Quarterly Financial Information (Unaudited) (In thousands except per share data)

                4th     3rd     2nd     1st     4th     3rd    2nd     1st
                Qrtr.   Qrtr.   Qrtr.   Qrtr.   Qrtr.   Qrtr.  Qrtr.   Qrtr.
                1998    1998    1998    1998    1997    1997   1997    1997
Net sales     $ 2,028   1,430   1,310   2,139  1,762     983  1,442   1,112

Gross profit  $   476     124     620   1,149    829     468    650     392

Loss
from
continuing
operations    $<4,639> <1,102>   <405>   <336><1,385> <1,507>  <931> <1,056>

Discontinued
operations     <3,406> <1,051>     83     214    534     540    521       7

Loss
before
extraordinary
gain           <8,045> <2,153>   <322>   <122>  <851>   <967>  <410> <1,048>

Extraordinary
gain <loss>         0       0      <3>      0     19       0     <2>      1

NET LOSS
  INCOME      $<8,045> <2,153>   <325>   <122>  <832>   <967>  <412> <1,047>


Earnings <loss> per common share (basic & diluted):

Continuing
operations    $  <.58>   <.14>   <.05>   <.04>  <.15>   <.17>  <.09>   <.11>

Discontinued
operations       <.43>   <.13>    .01     .02    .04     .05    .04    <.02>

Loss
before
extraordinary
gain            <1.01>   <.27>   <.04>   <.02>  <.10>   <.12>  <.05>   <.13>

Extraordinary
gain <loss>       .00     .00     .00     .00    .00     .00    .00     .00

NET LOSS
PER
SHARE         $ <1.01>   <.27>   <.04>   <.02>  <.10>   <.12>  <.05>   <.13>

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 3, 1998, the Company was informed by its independent auditors, PricewaterhouseCoopers LLP ("PwC"), of PwC's resignation, effective as of that date. Prior to receipt of PwC's resignation, the Company had begun the process of considering firms for engagement as independent auditors upon expiration of PwC's engagement prior to the end of the 1998 fiscal year. On November 9, 1998, the Company's Board of Directors approved the recommendation of the Company's Audit Committee to appoint the accounting firm of Richard A. Eisner
& Company, LLP, as independent accountants for the Company for the year ending December 31, 1998. During the two most recent fiscal years and the subsequent interim period preceding the resignation of PwC, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused them to make reference in connection with their report to the subject matter of the disagreement or any reportable events. PwC's report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.



FORM 10-K                                                           PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                             DIRECTORS

The Board of Directors currently consists of six members, each of whom were elected in May 1998 to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified. Set forth below are the names of the directors, their ages, principal occupations and professional experience for at least the previous five years.

Name                             Age(1)   Principal Occupation

Martin Benis, Ph.D.                 72    Professor of Accounting and
                                          Auditing at Baruch College of
                                          the City University of New York

Matthew Goldstein, Ph.D.            57    Chancellor of the City
                                          University of New York

Eugene Roshwalb                     60    Certified Public Accountant

Bruce M. Schloss                    43    Vice President, Secretary and
                                          General Counsel of the Company

Marvin M. Speiser(2)                74    Chairman of the Board and
                                          President of the Company

Robert D. Speiser(2)                46    Executive Vice President of
                                          the Company and President of
                                          Transderm Laboratories Corporation
                                          and Hercon Laboratories Corporation
(1)  Age as of September 1, 1999.
(2)  Marvin M. Speiser is the father of Robert D. Speiser.

The following are summaries of the business experience during at least the last five years of each of the persons nominated for election as a director of the Company.

Martin Benis, Ph.D. has been Professor of Accounting and Auditing at Baruch College of the City University of New York since 1972. Dr. Benis served as the Chairman of the Department of Accounting at Baruch from 1981 to 1987. He is a certified public accountant and the author of a book on auditing standards and procedures as well as numerous articles and chapters in books on accounting and auditing. He became a director of the Company in March 1996.

Matthew Goldstein, Ph.D. has served as Chancellor of the City University of New York ("The City University") since September 1999. From June 1998 through August 1999, Dr. Goldstein was President of Adelphi University. From September 1991 to June 1998, Dr. Goldstein served as President of Baruch College of The City University. He was previously the Acting Vice Chancellor for Academic Affairs for The City University and President of the Research Foundation of The City University. Dr. Goldstein is a member of the Board of Trustees of the Bronx-Lebanon Hospital Center and of the Board of Directors of the Jean Cocteau Repertory, ex-officio. He also serves on the Board of Directors of Audits and Surveys Worldwide, a market research company. Dr. Goldstein became a director of the Company in March 1994.

Eugene Roshwalb is a certified public accountant. He has maintained a practice as a sole practitioner for more than five years. He became a director of the Company in March 1991.

Bruce M. Schloss is an attorney. He has been General Counsel of the Company since September 1991, Secretary since October 1991 and Vice President since May 1992. Prior to joining the Company, Mr. Schloss was a member of the firm of McLaughlin & Stern, Ballen and Ballen. Mr. Schloss was elected a director of the Company in May 1994.

Marvin M. Speiser has served as Chairman of the Board of Directors of the Company and President since January 1969.

Robert D. Speiser has been Executive Vice President of the Company since April 1, 1994, President of Transderm since April 1989 and President of Hercon Laboratories since May 1990. From October 1986 to March 1994, he served as Senior Vice President of the Company. Mr. Speiser also served as President of Union Broach Corporation, a former wholly-owned subsidiary of the Company, from January 1983 through November 1993. Prior to 1986, he served as Vice President of the Company. Mr. Speiser was elected a director of the Company in February 1983. Mr. Speiser is an attorney.

Directors' Fees, Committees and Meetings

The Company does not compensate its employee directors for services rendered as directors. During 1998, non-employee directors received $1,250 per month and an additional fee of $500 for each meeting of the Board of Directors attended and $500 for each committee meeting attended that was independently scheduled. Non-employee directors were also reimbursed for expenses incurred in attending such meetings. In April 1999, the Company suspended payment of all directors' fees until the Company is in a position to resume their payment.

In 1995, Mr. Eugene Roshwalb, a non-employee director, successfully negotiated with various workers compensation insurance authorities to reclassify certain Company employees, resulting in significant cost savings for the Company in its workers compensation insurance premiums. Mr. Roshwalb did not receive any fees for the performance of this work, however, Mr. Roshwalb at the time was provided with an automobile leased by the Company. The Company continues to lease an automobile on behalf of Mr. Roshwalb. The adjusted annual lease value of this automobile in 1998 was $3,407. Mr. Roshwalb was also paid $5,500 for certain tax consulting services rendered on behalf of Mr. Marvin M. Speiser.

During 1998, the Board of Directors held four meetings. During such period no director participated in fewer than 80% of the aggregate of the number of meetings of the Board of Directors and committees thereof of which such director was a member. The Board of Directors has, among others, an Audit Committee and a Compensation Committee. The Committees receive their authority and assignments from the Board of Directors and report to the Board. The Audit Committee and the Compensation Committee are both currently composed of Martin Benis and Eugene Roshwalb. All Committee members are non-employee directors.

The Audit Committee, among other things, is empowered to recommend to the Board of Directors the engagement of the independent auditors and to review the scope and procedures of the activities of the independent auditors and their reports on their audits. The Audit Committee meets periodically with the independent auditors and management to review their work and confirm that they are properly discharging their responsibilities. The Audit Committee met twice during 1998.

The Compensation Committee is empowered to make recommendations to the Board of Directors relating to the overall compensation arrangements for senior management of the Company and to make recommendations to the Board of Directors pertaining to any compensation plans in which officers and directors of the Company are eligible to participate. The Compensation Committee is also responsible for the administration of the Company's stock option and performance equity plans and is the approving authority for management's recommendations with respect to option grants. The Compensation Committee met twice during 1998.

The Company does not have a standing nomination committee.

                      EXECUTIVE OFFICERS

The following are the executive officers of the Company:
Officers                     Position                         Age(1)

Marvin M. Speiser(2)         Chairman of the Board              74
                             and President

Robert D. Speiser(2)         Executive Vice President of        46
                             the Company and President
                             of Transderm and Hercon
                             Laboratories

Thomas J. Atkins, Ph.D.      Vice President of Transderm        52
                             and Vice President-Research
                             and Development of Hercon
                             Laboratories

David J. Heath, Jr.          Vice President-Finance             41

Donald E. Kauffman, Jr.      Vice President of                  45
                             Transderm and Vice
                             President-Manufacturing of
                             Hercon Laboratories

Murray Lieber                Vice President of Transderm        61
                             and Vice President-Marketing
                             of Hercon Laboratories

Bruce M. Schloss             Vice President, Secretary          43
                             and General Counsel

(1)  As of September 1, 1999.
(2)  Marvin M. Speiser is the father of Robert D. Speiser.

The following is a summary of the business experience during at least the last five years of all executive officers of the Company and its subsidiaries who are not directors or nominees for election as directors. Each of the officers serves at the discretion of the Board of Directors of the Company or its subsidiary, as the case may be, from the date of his election until the next annual meeting of the Board of Directors of the Company or its subsidiary or until his successor is elected and qualified, subject to earlier termination by removal or resignation.

Thomas J. Atkins, Ph.D. has been Vice President of Transderm and Vice President-Research and Development of Hercon Laboratories since March 1996. Prior to joining Hercon Laboratories and since 1995, Dr. Atkins served as Vice President, Research and Development for Medisorb Technologies International, L.P. ("Medisorb"). From 1988 to 1994, he served as Director, Polymer Research and Drug Delivery Systems for Stolle Research & Development Corporation ("Stolle"). Both Medisorb and its parent Stolle are engaged in research and manufacturing of controlled release drug delivery systems. Dr. Atkins is the author of numerous publications and the named inventor on numerous United States and foreign patents.

David J. Heath, Jr. has been Vice President-Finance of the Company and Transderm since August 1999. From January 1998 through August 1999, Mr. Heath served as Controller of the Company. Mr. Heath served as Assistant Controller of the Company from March 1989 through December 1997.

Donald E. Kauffman, Jr. has been Vice President of Transderm since July 1995 and Vice President-Manufacturing of Hercon Laboratories since July 1987. Mr. Kauffman joined the Company in June 1976 and has served in various positions prior to becoming a Vice President of Hercon Laboratories in 1987.

Murray Lieber has been Vice President of Transderm since July 1995 and Vice President-Marketing of Hercon Laboratories since June 1992. From September 1989 to June 1992, he was Vice President, Account Supervisor at Klemtner Advertising, a pharmaceutical advertising agency. Mr. Lieber was Vice President of Diversified Health Affiliates, Inc., a pharmaceutical and health care consulting firm, from January 1988 to September 1989. Prior thereto, Mr. Lieber held positions in marketing and business development at companies including Berlex Laboratories (a division of Schering AG), Roche Laboratories, and Warner-Chilcott Laboratories (a division of Warner Lambert Company).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports filed by such persons.

Based solely on the Company's review of such reports furnished to the Company, and written representations from all of the executive officers and directors, the Company believes that all such filing requirements were complied with during or in respect of the year ended December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation of each of the Chief Executive Officer and the four most highly-compensated executive officers of the Company whose annual salary and bonus, if any, exceeded $100,000 for services in all capacities to the Company during the last three fiscal years.

                               SUMMARY COMPENSATION TABLE

                                          Long-term
                                          Compensation     All
                                            Awards         Other
                              Annual      Securities       Compensa-
                           Compensation   Underlying       tion
Name and Principal        Salary   Bonus  Options          (1)(2)
    Position        Year    ($)     ($)     (#)              ($)
Marvin M. Speiser   1998  484,208  51,523        0          100,371
Chairman and Chief  1997  458,147 121,178        0           86,758
Executive Officer   1996  443,462  78,553        0           99,785

Robert D. Speiser   1998  260,622   4,541        0              870
Executive Vice      1997  246,594    ---         0              510
President and       1996  238,691    ---         0              510
President-Transderm
Laboratories
Corporation and
Hercon Laboratories
Corporation

Peter F. McKernan(3)1998  145,270  37,579        0              522
Former              1997  135,000  98,947        0              306
Executive Vice      1996  132,500  39,277        0              301
President-Herculite
Products, Inc. and
Pacific Combining
Corporation

Steven Bernstein(3) 1998  155,462  22,985        0              306
Former              1997  145,000  39,000        0              306
Senior Vice         1996  140,000  10,000        0              198
President

Bruce M. Schloss    1998  161,310    ---         0              306
Vice President and  1997  154,000    ---         0              306
General Counsel     1996  150,500    ---         0              306

(1) Does not include information with respect to personal benefits, if any, provided to the named individuals which do not exceed disclosure thresholds established under Securities and Exchange Commission rules.

(2) Represents the term cost value of all excess group life insurance policies on behalf of the named individuals. For Marvin M. Speiser, also includes $38,045 which represents the term portion of the premium paid with respect to a split dollar life insurance arrangement between the Company and Mr. Speiser, and $51,046 which represents the present value to Mr. Speiser of the non-term portion of the premium paid by the Company with respect to this arrangement. The present value was calculated as an interest-free loan on the whole life portion of the premium over the maturation of the policy.

(3) Resigned as officers of the Company and its subsidiaries effective August 19, 1999 upon the sale of assets of the Company's Herculite Products, Inc. and Hercon Environmental Corporation subsidiaries.

                              OPTION GRANTS IN LAST FISCAL YEAR

During 1998, no options to purchase Common Stock of the Company were granted to any named executives.

                           FISCAL YEAR END OPTION VALUE

                                      Number of
                                      Securities            Value of
                                      Underlying           Unexercised
                                      Unexercised         In-the-Money
             Shares                   Options at           Options at
            Acquired       Value       12/31/98            12/31/98 (2)
              on          Realized   Exercisable/         Exercisable/
           Exercises (1)    (1)      Unexercisable        Unexercisable
Name           (#)          ($)           (#)                  ($)
Marvin M.
Speiser        ---          ---       94,000/6,000            0/0
Robert D.
Speiser        ---          ---       56,000/4,000            0/0
Peter F.
McKernan (3)   ---          ---        4,000/1,000            0/0
Steven
Bernstein (3)  ---          ---       26,000/2,000            0/0
Bruce M.
Schloss        ---          ---       28,000/2,000            0/0

(1) None of the named executive officers exercised any stock options during the fiscal year ended December 31, 1998.

(2) Based upon the closing sale price per share of $.8125 of the Company's Common Stock on December 31, 1998 on the American Stock Exchange minus the respective option exercise price. In April 1999, the American Stock Exchange instituted a trading halt on the Company's securities which were subsequently delisted in May 1999 for failure to meet the Exchange's continued listing guidelines. Since April 1999, the Company's Common Stock has traded in the over-the-counter market.

(3) Former officers of the Company whose options expired unexercised in August 1999.
                          EMPLOYMENT AND OTHER AGREEMENTS

In April 1995, Health-Chem entered into a five-year Employment Agreement with Marvin M. Speiser which provided for an initial base annual salary of $415,552 ($120,000 in respect of services as an officer of the Company's Herculite subsidiary) plus an annual bonus determined by the Company's Board at least equal to ten percent of the amount by which pretax net income of each of the Company's Herculite, Hercon Laboratories and Hercon Environmental subsidiaries for a calendar year exceeds the average of such subsidiary's pretax net income, as defined, for the prior two calendar years, and for similar benefits, vacation and perquisites as that made available to comparable executives of the Company. The Employment Agreement also provides for minimum yearly salary increases of 4% on each September 1 during the employment period. Mr. Speiser received a 5% salary increase on September 1, 1996. Mr. Speiser and the Company agreed to defer consideration of the September 1, 1997 salary increase until consideration of the salary increase to which Mr. Speiser was entitled in 1998 pursuant to the Employment Agreement. Mr. Speiser received an 11% salary increase on September 1, 1998. The Employment Agreement further provides that upon retirement on or after January 1, 2000 (the "retirement date"), Marvin M. Speiser will be entitled to receive an annual supplemental pension benefit equal to 60% of his final base salary, which for this purpose will be the highest nominal annual salary paid to him during his employment.
As of August 31, 1999, it is estimated that Mr. Speiser would be entitled to receive approximately $317,330.83 per year in annual supplemental pension benefits. This calculation assumes a retirement date of January 1, 2000 and a 4% annual increase in salary until retirement. The supplemental pension will be payable for a period of ten (10) years beginning on the retirement date, or if later, the January 1 following termination of employment. In the event of termination of employment prior to the retirement date, the amount of the supplemental pension payable on that date will be prorated based on the period of employment from December 31, 1994 to the date of termination. No proration will be applied, however, if Mr. Speiser's employment is involuntarily terminated (as described below). An actuarially reduced supplemental pension benefit may be paid if the benefit is commenced upon termination of employment prior to the retirement date. In August 1999, Mr. Speiser agreed to waive his supplemental pension benefit for the year commencing January 1, 2000. See "Interest of Management in Certain Transactions".

Pursuant to the Employment Agreement, the Company caused its Transderm subsidiary to grant to Marvin M. Speiser, in November 1995, an option to purchase 5,000,000 shares of common stock of Transderm. After amendment to the option in November 1998, the exercise price is $.15 per share, and the option is exercisable from April 4, 2000 through November 13, 2005, unless there is a transaction in which Transderm is acquired in which case the number of shares as to which the option is exercisable will be limited to twenty (20%) percent of the total number of shares underlying the option for each year that has passed since April 4, 1995 with part years to be pro-rated temporally.

Marvin M. Speiser is entitled to continue to receive the salary, bonus and other compensation provided for under the Employment Agreement for a period of five (5) years following an involuntary termination of his employment during the term of the Employment Agreement. Marvin M. Speiser's employment will be deemed to have been involuntarily terminated if his employment is terminated by the Company for reasons other than cause, as defined in the Employment Agreement. Mr. Speiser's employment will be deemed to have been involuntarily terminated in certain events as listed in the Employment Agreement, including termination for any reason within one year following a Change in Control, as defined by the Employment Agreement. The Employment Agreement also provides that Mr. Speiser will be entitled to supplemental compensation to mitigate the effect of any excise taxes to which he may be subject as a result of a Change in Control. Election of the Yurowitz Nominees would constitute a Change in Control under Mr. Speiser's Employment Agreement.

In April 1995, Health-Chem also entered into a similar Employment Agreement with Robert D. Speiser, with the following material differences: (i) his initial base annual salary was $223,668 ($104,000 in respect of his services as an officer of Hercon Laboratories) plus an annual bonus determined by the Company's Board at least equal to the increase in pretax net income, as defined, for Hercon Laboratories under the same terms as set forth above for Marvin M. Speiser; and (ii) his "retirement date," as defined in the Employment Agreement, is January 1, 2010. Mr. Speiser received a 5% salary increase on September 1, 1996. Mr. Speiser and the Company agreed to defer consideration of the September 1, 1997 salary increase until consideration of the salary increase to which Mr. Speiser was entitled in 1998 pursuant to the Employment Agreement. Mr. Speiser received an 11% salary increase on September 1, 1998. In 1995, the Company also caused Transderm to grant Robert D. Speiser, in accordance with his Employment Agreement, an option to purchase up to 5,000,000 shares of common stock of Transderm. Robert D. Speiser's option was amended in November 1998 on substantially the same terms and conditions as set forth above for Marvin M. Speiser. Mr. Speiser is entitled to receive an annual supplemental pension benefit determined in the same manner as for Marvin M. Speiser. As of August 31, 1999, it is estimated that Mr. Speiser would be entitled to receive approximately $262,940.72 per year in supplemental annual pension benefits. This calculation assumes a retirement date of January 1, 2010 and a 4% annual increase in salary until retirement. Election of the Yurowitz Nominees would constitute a Change of Control under Mr. Speiser's Employment Agreement.

In March 1999, the Company entered into indemnification agreements with each of its executive officers and directors, in anticipation of a proxy contest to effect a change in control of the Company. The indemnification agreements indemnify those persons who were or are a party or are threatened to be made a party to any pending or completed action, suit or proceeding, whether criminal, civil, administrative or investigative, to the full extent authorized and permitted by Delaware law.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of August 31, 1999, other than as set forth in the following table, the Company knows of no other person or "group" (as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934) who beneficially owns more than 5% of any class of the Company's voting securities. The following table contains, as to each class of the Company's voting securities, the name and address of each such 5% beneficial owner, the amount of securities of such class beneficially owned, and the percent of such class beneficially owned.

                                          Number of Shares
                                            Beneficially
                                            Owned as of
                    Name and Address          August 31,      Percent
Title of Class     of Beneficial Owner        1999  (1)       of Class
Common Stock    Marvin M. Speiser (2)     2,396,020 (3)        30.86%

Common Stock    Laura G. Speiser (2)      2,396,020 (3)        30.86%

Common Stock    Andy E. Yurowitz            551,200 (4)         7.19%
                8 Kupperman Lane
                Monsey, NY  10952

________________________


(1) The information concerning security holders is based upon information furnished to the Company by such security holder. Except as otherwise indicated, all of the shares are owned of record and beneficially and the persons identified have sole voting and dispositive power with respect thereto.

(2)   Address is c/o Health-Chem Corporation, 460 Park Avenue, New York, NY
10022.

(3) Includes the following shares of Common Stock: (i) 266,664 shares owned by Lauralei Investors, Inc. ("Lauralei"), of which Marvin M. Speiser and his wife, Laura G. Speiser, are the sole stockholders; (ii) 100,000 shares which Mr. Speiser would receive upon the exercise of all stock options which are currently exercisable or exercisable within 60 days; (iii) 512,763 shares owned by Marvin M. Speiser; and (iv) 1,516,593 shares owned by Laura G. Speiser. Marvin M. Speiser disclaims beneficial ownership of the shares of Common Stock referenced in (iv) above. Laura G. Speiser disclaims beneficial ownership of the shares of Common Stock referenced in (i), (ii) and (iii) above.

(4) Pursuant to Amendment No. 1 to Schedule 13D filed with the Company in March 1999. Includes shares where voting and/or dispositive power is shared with other family members. Does not include 116,100 of Common Stock owned beneficially by Mr. Yurowitz's son as to which Mr. Yurowitz disclaims beneficial ownership.

(b) As of August 31, 1999, each director of the Company, each of the Company's executive officers named in the Summary Compensation Table above and all directors and officers of the Company, as a group, beneficially owned the following amounts (and percentages) of each class of the voting securities of the Company.



                                          Number of Shares
                                         Beneficially Owned
                    Name of               as of August 31,     Percent of
Title of Class  Beneficial Owner            1999  (1)            Class
Common Stock    Martin Benis                   3,900               *

Common Stock    Steven Bernstein               5,000 (3)           *

Common Stock    Matthew Goldstein              3,000               *

Common Stock    Peter F. McKernan              5,000 (3)           *

Common Stock    Eugene Roshwalb                6,500               *

Common Stock    Bruce M. Schloss              28,000 (2)           *

Common Stock    Marvin M. Speiser          2,396,020 (2)(4)      30.86%

Common Stock    Robert D. Speiser             85,897 (2)          1.11%

Common Stock    Milton Y. Zussman             29,380 (5)           *

Common Stock    All directors and
                officers as a
                group (13 Persons)         2,602,197 (6)         33.00%

______________________


(1) The information concerning security holders is based upon information furnished to the Company by such security holder. Except as otherwise indicated, all of the shares are owned of record and beneficially and the persons identified have sole voting and dispositive power with respect thereto.

(2) Includes the following shares of Common Stock subject to stock options which are currently exercisable or exercisable within 60 days: Mr. Schloss - 30,000; Mr. Marvin M. Speiser - 100,000; and Mr. Robert D. Speiser - 60,000.

(3)   Former executive officers of the Company.

(4) See footnote (3) to the table under (a) above for the number of shares with respect to which Marvin M. Speiser has the right to acquire beneficial ownership.

(5)   Resigned as a director effective September 30, 1999.

(6) Includes the following shares of Common Stock: (i) 221,000 shares which six of such persons would receive upon the exercise of stock options which are either currently exercisable or exercisable within 60 days; and (ii) an aggregate of 266,664 shares owned by an entity controlled by or for the benefit of certain relatives of two of such persons, all of which shares are or may be deemed to be beneficially owned by such persons.

As of August 31, 1999, the Company's directors beneficially owned, directly or indirectly, the common stock of Transderm, the Company's 90%-owned subsidiary, in the following amounts: Marvin M. Speiser (2,520,362 shares); Robert D. Speiser (12,155 shares); and Martin Benis (500 shares). Marvin M. Speiser's ownership constituted 6.3% of the issued and outstanding shares of common stock of Transderm; the shares of each of Robert D. Speiser and Martin Benis constituted less than 1% of the issued and outstanding shares of common stock of Transderm. Marvin M. Speiser's shares include (i) 188,475 shares owned by Lauralei Investors, inc. of which Marvin M. Speiser and Laura G. Speiser are the sole stockholders, and (ii) 2,331,887 shares owned by Laura G. Speiser of which Marvin M. Speiser disclaims beneficial ownership. Marvin M. Speiser's shares do not include the attribution of an aggregate of 2,396,020 shares, or 30.86% of the common stock of Health-Chem, through his ownership of such stock and through his position as an executive officer and director of Health-Chem. Each of Marvin M. Speiser's and Robert D. Speiser's shares do not include options to purchase 5,000,000 shares of the Common Stock of Transderm which are not currently exercisable. The 500 shares of common stock of Transderm shown above are owned by Dr. Benis' wife and may be deemed to beneficially be owned by Dr. Benis. Except as indicated above, none of the Company's directors beneficially own, directly or indirectly, any shares of common stock of Transderm.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 1996, the Company exercised its options pursuant to option agreements with Marvin M. Speiser entered into in 1991 and 1994, respectively (the "Option Agreements") and acquired 952,520 shares of Common Stock from Mr. Speiser for an aggregate of $1,030,246 (or $1.0816 per share). This amount represented a portion of the proceeds received by the Company from the sale of 952,520 shares of Common Stock (at $1.10 per share) pursuant to a subscription rights offering commenced in August 1996 to its stockholders of record. Of the total of 1,782,689 shares of Common Stock previously held by Mr. Speiser subject to the Company's repurchase rights under the Option Agreements, 952,520 shares were repurchased by the Company, 512,763 shares were retained by Mr. Speiser free of the Company's option (as the deemed exercise of his prorata subscription rights) and 317,406 shares remained subject to the Option Agreements through June 30, 1999. At December 31, 1998, the exercise prices of the 1991 and 1994 Option Agreements were $0.5305 per share and $2.7632 per share, respectively. The Option Agreements provided that Mr. Speiser vote all shares subject thereto on all matters in which stockholders are entitled to vote at any annual or special meeting substantially in the same proportion as all other shares of Common Stock are voted.

In July 1994, Mr. Speiser purchased 575,000 shares of Common Stock from the Company which shares were the subject of the 1994 Option Agreement. For this purchase he borrowed $1,150,000 from The First National Bank of Maryland ("FNBM"). The FNBM loan bore interest at the prime rate and was secured by the stock, and other collateral, including the cash value of a life insurance policy on Mr. Speiser. In 1996, concurrently with the Company's purchase of the 952,520 shares of Common Stock from Mr. Speiser, the FNBM loan was repaid in full. In July 1995 and July 1996, the Company advanced Mr. Speiser $150,000 and $250,000, respectively, the amounts of the annual principal repayment under the FNBM loan. In addition, the Company advanced to Mr. Speiser amounts equal to the interest on the FNBM loan. During 1998, the highest amount owed by Mr. Speiser to the Company was $337,100, and the aggregate amount due from him at

December 31, 1998 was $251,608. This amount, together with interest at the prime rate as published in the Wall Street Journal, was intended to be repaid by Mr. Speiser upon the earliest of (i) the sale of the shares which remain subject to the Option Agreements; (ii) the Company's exercise of its options under the Option Agreements; and (iii) the expiration of the Option Agreements on June 30, 1999. It was intended that Mr. Speiser would be fully reimbursed for all costs he incurred in connection with his purchase of the Option Shares which was effected as an accommodation to the Company. As the exercise prices of the Option Agreements continued to increase and the market price for the Company's Common Stock continued to fall to a level significantly below these exercise prices, the Option Agreements were allowed to expire unexercised on June 30, 1999.

By letter agreement dated August 25, 1999 between Mr. Speiser and the Company, the Company agreed to cancel Mr. Speiser's outstanding debt owed to the Company due to the advances paid in respect of the FNBM loan in the approximate amount of $249,000 and Mr. Speiser agreed to transfer the 317,046 shares of the Company's Common Stock previously subject to the Option Agreements to the Company. As further consideration, Mr. Speiser waived his first year's supplemental pension benefit, payable commencing January 1, 2000 in accordance with Mr. Speiser's Employment Agreement with the Company, in the amount of $300,000.

In January 1999, the Company and its subsidiaries entered into a Waiver and Third Amendment to Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") with IBJ Whitehall Business Credit Corporation (f/k/a IBJ Schroder Business Credit Corporation) (as successor in interest to IBJ Schroder Bank & Trust Company) ("IBJ") pursuant to which IBJ agreed to waive certain events of default under the Loan Agreement and to provide the Company with an overadvance facility of approximated $1.2 million through March 31, 1999. In connection with the Loan Agreement, as amended, Marvin M. Speiser and his wife, Laura G. Speiser pledged certain investment property consisting of marketable securities valued at no less than $710,000 (the "Collateral") and entered into a limited guaranty of the Company's obligations under the Loan Agreement not to exceed the principal sum of $1,000,000 plus interest. IBJ released its security interest in all of the Collateral upon repayment of the loan in August 1999.



FORM 10-K                                                           PART IV




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                      PAGE
(a)  1.  FINANCIAL STATEMENTS

Reports of Independent Accountants                                   21-22

Consolidated Statement of Assets and Liabilities                        23
  (Liquidation Basis) - December 31, 1998

Consolidated Statement of Changes in Assets and Liabilities             23
  (Liquidation Basis) - Period ended December 31, 1998

Consolidated Balance Sheet-December 31, 1997                         24-25

Consolidated Statements of Operations

  Years Ended December 31, 1998, 1997 and 1996                          26

Consolidated Cash Flow Statements
  Years Ended December 31, 1998, 1997 and 1996                       27-28

Consolidated Statements of Stockholders' Equity (Capital Deficiency)
  Years Ended December 31, 1998, 1997 and 1996                          29

Notes to Consolidated Financial Statements                           30-52

(a)  2.  FINANCIAL STATEMENT SCHEDULES

Schedule II -  Valuation and Qualifying Accounts and Reserves           69


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

10.12(a) Stock Option Agreement between Transderm and Marvin M. Speiser dated November 13, 1995. Incorporated herein by reference to Exhibit 10.3 to Transderm's Annual Report on Form 10-K for the year ended December 31, 1995.

10.12(b) Second Amendment to Stock Option Agreement between Transderm and Marvin M. Speiser dated November 19, 1998. Incorporated herein by reference to Exhibit 10.3(b) to Transderm's Annual Report on Form 10-K for the year ended December 31, 1998.

10.13(a) Stock Option Agreement between Transderm and Robert D. Speiser dated November 13, 1995. Incorporated herein by reference to Exhibit 10.4 to Transderm's Annual Report on Form 10-K for the year ended December 31, 1995.

10.13(b) Second Amendment to Stock Option Agreement between Transderm and Robert D. Speiser dated November 19, 1998. Incorporated herein by reference to Exhibit 10.4(b) to Transderm's Annual Report on Form 10-K for the year ended December 31, 1998.

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

10.18(b) First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of January 21, 1998 by and between the Company, Herculite, Hercon Environmental, Pacific, Hercon Laboratories and Transderm and IBJ Schroder Business Credit Corporation (as successor in interest to IBJ Schroder & Trust Company). Incorporated herein by reference to Exhibit 10.18(b) to the Company's Form 10-K for the year ended December 31, 1997.

10.18(c) Second Amendment to Revolving Credit, Term Loan and Security Agreement dated as of July 31, 1998 by and between the Company, Herculite, Hercon Environmental Corporation, Pacific, Hercon Laboratories and Transderm and IBJ Schroder Business Credit Corporation (as successor in interest to IBJ Schroder Bank & Trust Company). Incorporated herein by reference to Exhibit 6.(a) to the Company's Form 10-Q for the quarter ended September 30, 1998.

10.18(d) Waiver and Third Amendment to Revolving Credit, Term Loan and Security Agreement dated as of January 11, 1999 by and between the Company, Herculite, Hercon Environmental, Pacific, Hercon Laboratories and Transderm and IBJ Whitehall Business Credit Corporation (as successor in interest to IBJ Schroder Business Credit Corporation). Filed herewith on page 71.

10.18(e) Consent and Fourth Amendment to Revolving Credit, Term Loan and Security Agreement dated as of March 24, 1999 by and between the Company, Herculite, Hercon Environmental, Pacific, Hercon Laboratories and Transderm and IBJ Whitehall Business Credit Corporation. Filed herewith on page 80.

10.18(f) Amendment and Forbearance Agreements to Revolving Credit, Term Loan and Security Agreement dated as of April 14, 1999, May 14, 1999, June 21, 1999, July 15, 1999 and August 15, 1999 by and between the Company, Herculite, Hercon Environmental, Pacific, Hercon Laboratories and Transderm and IBJ Whitehall Business Credit Corporation (as successor in interest to IBJ Schroder Business Credit Corporation). Filed herewith on page 87.

10.19 Asset Purchase Agreement dated as of July 20, 1999 by and among Herculite, Hercon Environmental and Aberdeen Road Company. Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 2, 1999.

10.20 Letter Agreement dated August 25, 1999 between Marvin M. Speiser and Health-Chem Corporation. Filed herewith on page 106.

10.21 Security and Pledge Agreement dated as of August 31, 1999 by and among the Company, Herculite and Hercon Environmental and Bankers Trust Company. Filed herewith on page 107.

10.22 Agreement dated August 31, 1999 between the Company, HS Protective Fabrics Corp., Herculite, Hercon Environmental, Transderm, Hercon Laboratories Corporation and Aberdeen Research Corporation and Bankers Trust Company. Filed herewith on page 115.

10.23 Form of Indemnification Agreement, dated March, 1999, between Health-Chem Corporation and its directors and officers. Filed herewith on page 118.

21      Subsidiaries of the Registrant.  Filed herewith on page 124.

27      Financial Data Schedule.  Filed herewith on page 125.

(b) REPORTS ON FORM 8-K

During the quarter ended December 31, 1998 the Company filed a report on Form 8-K dated November 3, 1998 in connection with the Company's change in independent accountants.

On September 3, 1999, the Company filed a report on Form 8-K with regard to the sale of assets by the Company's Herculite and Hercon Environmental subsidiaries to Aberdeen Road Company.

                                    HEALTH-CHEM CORPORATION
                                   SCHEDULE II
                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   (In thousands)

                                                    Additions
                                                    Charged to
                                                    Costs and
                                        Beginning   Expenses/ Deductions Balance
                                        Balance at   Capital     from    at End
                                        of Year   Deficiency  Allowances of Year
Year ended December 31, 1998:
 Estimated expenses in connection with sale       0      700        0      700
 Estimated liquidation expenses                   0    8,781        0    8,781
 Allowance for doubtful accounts receivable      353       0      353(C)     0
 Allowance for litigation contingencies          201       0        0      201
 Allowance for inventory valuation               318       0      318(C)     0
 Valuation allowance for notes receivable         36       0       36        0

Year ended December 31, 1997:
 Allowance for doubtful accounts receivable      306      159      112(A)  353
 Allowance for litigation contingencies          201       0        0      201
 Allowance for inventory valuation               393       0       75(B)   318
 Valuation allowance for notes receivable         36       0        0       36

Year ended December 31, 1996:
 Allowance for doubtful accounts receivable      260     181      135(A)   306
 Allowance for litigation contingencies          201       0        0      201
 Allowance for inventory valuation               487       0       94(B)   393
 Valuation allowance for notes receivable         36       0        0       36

(A) Amount includes write-offs, net of recoveries.
(B) Valuation adjustments and credits to costs and expenses.
(C) Discontinued operations.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HEALTH-CHEM CORPORATION

Date:  November 22, 1999



/s/ Marvin M. Speiser                      /s/ David J. Heath, Jr.
By: Marvin M. Speiser                      By: David J. Heath, Jr.
    Chairman of the Board and                  Vice President-Finance
    President (Principal                       (Principal Financial Officer)
    Executive Officer)                         (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following Directors on behalf of the Registrant on the dates indicated:



/s/ Martin Benis                       /s/ Bruce M. Schloss
Martin Benis       November 22, 1999   Bruce M. Schloss    November 22, 1999


/s/ Matthew Goldstein                  /s/ Marvin M. Speiser
Matthew Goldstein  November 22, 1999   Marvin M. Speiser   November 22, 1999


/s/ Eugene Roshwalb                    /s/ Robert D. Speiser
Eugene Roshwalb    November 22, 1999   Robert D. Speiser   November 22, 1999