Form 10-Q
period 1999-03-31
HEALTH CHEM CORP
filed 1999-11-23
CIK 46428

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


For the Quarter Ended March 31, 1999        Commission File Number 1-6787



                        HEALTH-CHEM CORPORATION
          (Exact name of registrant as specified in its charter)



      Delaware                                       13-2682801
(State of Incorporation)               (I.R.S. Employer Identification No.)



               460 Park Avenue, Suite 1300, New York, NY  10002
                (Address of principal executive offices)


              Registrant's Telephone Number:  212-751-5600



The registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12
months, Yes     No  X ; (2) and has been subject to such filing requirements for the past 90 days. Yes  X  No

As of October 31, 1999, 7,665,018 shares of Common Stock, $.01 Par Value, were outstanding.

                   HEALTH-CHEM CORPORATION                Part I
   CONSOLIDATED CONDENSED STATEMENTS OF ASSETS AND LIABILITIES   Item 1
                           (LIQUIDATION BASIS)                   Page 2
                     (In thousands)

                                                  March 31,  December 31,
                                                    1999        1998
ASSETS                                           (Unaudited)
Cash and cash equivalents                           $   135      $   154
Accounts receivable                                     859        2,502
Inventories (Note 4)                                    606        1,006
Assets held for sale                                 13,782       13,782
Property, plant and equipment                         4,588        4,588
Cash surrender value of life insurance policies,
  net of loans of $1,579                              1,051        1,051
Other assets                                            678          845
TOTAL ASSETS                                        $21,699      $23,928

Liabilities and Capital Deficiency
Collateralized obligations
  IBJ Whitehall Business Credit Corporation debt    $ 8,856      $10,022
  Capitalized lease obligations                         123           21
                                                      8,979       10,043

Uncollateralized obligations
  Taxes payable                                         155          155
  Payroll and related costs payable                      55           93
  10.375% convertible subordinated debentures,        8,000        8,000
  Accounts payable                                    1,630        1,930
  Accrued expenses and other liabilities              4,040        4,323
  Estimated expenses in connection
    with sale of assets                                 575          700
  Estimated liquidation expenses (Note 2)             5,662        6,081
                                                     20,117       21,282

Capital deficiency
  Convertible special stock,                              7            7
  Common stock                                          145          145
  Additional paid-in capital                         18,286       18,286
  Accumulated deficit                               <18,152>     <18,152>
  Subtotal                                              286          286
  Less treasury stock                                <7,683>      <7,683>
   Total capital deficiency                          <7,397>      <7,397>
TOTAL LIABILITIES AND CAPITAL DEFICIENCY            $21,699      $23,928

          CONSOLIDATED STATEMENT OF CHANGES IN ASSETS AND LIABILITIES
                             (LIQUIDATION BASIS)
                                (In thousands)
                                 (Unaudited)
Capital deficiency at January 1, 1999                           $ <7,397>
Changes or adjustments:                                                -
Capital deficiency at March 31, 1999                            $ <7,397>

[FN]
See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION                  Part I
                       CONSOLIDATED STATEMENT OF OPERATIONS           Item 1
                      (In thousands, except per share amounts)        Page 3

                                   (Unaudited)

                                                     For the Three Months
                                                     Ended March 31, 1998
REVENUE:
  Net sales                                                $ 2,139
  Cost of goods sold                                           990
  Gross profit                                               1,149

OPERATING EXPENSES:
  Selling, general and administrative expense                  958
  Legal expense                                                346
  Research and development expense                             190
  Net interest expense                                         412
    Total operating expenses                                 1,906

LOSS FROM OPERATIONS:                                         <757>
  Other income - net                                             0

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES AND
 DISCONTINUED OPERATIONS                                      <757>

  Income tax benefit                                            28

LOSS FROM CONTINUING OPERATIONS BEFORE
 DISCONTINUED OPERATIONS                                      <729>

DISCONTINUED OPERATIONS:
  Income from discontinued operations                          607

NET LOSS                                                   $  <122>

Earnings <Loss> per common share
  (basic & diluted) (Note 6):
  Continuing operations                                     $ <.09>
  Discontinued operations                                      .08

NET LOSS PER SHARE                                          $ <.01>

Average number of common shares outstanding,
  basic & diluted  (Note 6)                                  7,982








[FN]
See Notes to Consolidated Financial Statements.

                           HEALTH-CHEM CORPORATION                  Part I
                      CONSOLIDATED STATEMENT OF CASH FLOW           Item 1
                               (In thousands)                       Page 4

                                 (Unaudited)

                                                     For the Three Months
                                                     Ended March 31, 1999
Cash was Provided by <Used for>:

Operating Activities:
Continuing operations:
  Cash received from customers                              $ 3,603
  Cash paid to suppliers and employees                       <2,780>
  Interest paid - bank                                         <200>
  Other                                                         167
  Net cash used for discontinued operations                     503
Net cash provided by operating activities                     1,293

Investing activities:
  Expenses in connection with sale of assets                   (125)
    Net cash used in Investing activies                        (125)

Financing activities:
  Payment of long-term debt                                  <1,166>
  Payment of capital lease                                      <21>
    Net cash used in financing activities                    <1,187>


Net decrease in cash and cash equivalents                       <19>
Cash and cash equivalents at beginning of period                154
Cash and cash equivalents at end of period                  $   135

Supplemental disclosure of non-cash
 investing and financing activities:
   Acquisition of plant and equipment
     through capital lease obligations                      $   123
     (related asset was written down during the period)

[FN]
See Notes to Consolidated Financial Statements.

                           HEALTH-CHEM CORPORATION                  Part I
                      CONSOLIDATED STATEMENT OF CASH FLOW           Item 1
                               (In thousands)                       Page 5

                                 (Unaudited)

                                                     For the Three Months
                                                     Ended March 31, 1998
Cash was Provided by <Used for>:

Operating Activities:
Net Loss                                                    $  <122>
Less:
Income from discontinued operations                             607
Income from continued operations                                485

Adjustments to reconcile net loss
  to cash used in operating activities:
Depreciation                                                    142
Gain on disposal of property, plant and equipment                 0
Deferred tax                                                      0
Accounts receivable                                            <363>
Inventories                                                     219
Other assets                                                   <170>
Accounts payable and accrued expenses                          <440>

Net cash used in continuing operations                         <127>
Net cash used in discontinued operations                       <922>
Net cash used in operating activities                        <1,049>

Investing Activities:
Additions to property plant and equipment                        <8>
Investment in life insurance policies-net                       126
Payment received on notes receivable                             75

Net cash provided by investing activities                       193

Financing Activities:
Long-term debt proceeds                                         847

Net cash provided by financing activities                       847

Net decrease in cash
 and cash equivalents                                            <9>
Cash and cash equivalents at beginning of period                 18
Cash and cash equivalents at end of period                  $     9

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                  $   194
  Income taxes                                                    3




[FN]
See Notes to Consolidated Financial Statements.

                                HEALTH-CHEM CORPORATION             Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     Item 1
                                     (Unaudited)                    Page 6

1.    Financial Condition and Basis of Presentation

The consolidated financial statements include the accounts of Health-Chem Corporation ("Health-Chem") and all of its subsidiaries (collectively the "Company"). The operations of Pacific Combining Corporation("Pacific"), a wholly-owned subsidiary, were discontinued in November 1998 and its assets were auctioned off in 1999. In August 1999, the sale of substantially all of the assets and liabilities of two subsidiaries, Herculite Products, Inc. ("Herculite") and Hercon Environmental Corporation ("Hercon Environmental") was completed for approximately $14.2 million with $550,000 placed in escrow pending resolution of certain contingencies. These businesses have been accounted for, and reported as, discontinued operations in the consolidated financial statements. Presently, the Company is conducting its business primarily through its 90%-owned subsidiary, Transderm Laboratories Corporation ("Transderm").

The Company failed to repay $8 million in principal as well as the accrued interest due of $.4 million on its 10.375% convertible subordinated debentures at maturity, on April 15, 1999. In January 1997, the Company entered into a secured financing agreement with IBJ Whitehall Business Credit Corporation. The loan was repaid in August 1999 with the proceeds from the sale of assets of the Company's Herculite Products, Inc. and Hercon Environmental Corporation subsidiaries aggregating $14.2 million. The Company also made a $1.9 million partial payment of it debt obligations in respect of the debentures in September 1999. The Company's ability to repay the balance of the obligations on the debentures is contingent, among other things, upon the Company's ability to effect a business solution with regard to the manufacture of its new nitroglycerin products and the Company's ability to secure additional financing. There can be no assurance that the Company will achieve profitable results or obtain adequate funding. Under the terms of the indenture between the Company and Bankers Trust Company as indenture trustee, (the "Trustee"), the Trustee can institute an action or proceeding at law or in equity for the collection of the sums due and unpaid. There can be no assurance that either the Trustee or the debenture holders will continue to abstain from exercising such rights. Therefore, in compliance with generally accepted accounting principles, the Company's Statement of Assets and Liabilities effective December 31, 1998 are being presented on a liquidation basis. Accordingly, the net assets of the Company are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of the Company's dissolution, are stated at their anticipated settlement amounts.

The valuation of assets and liabilities necessarily requires estimates and assumptions. The actual value of any liquidating distributions, therefore, would depend on a variety of factors including among others, the proceeds from the sale of any of the Company's remaining assets and the timing of actual distributions. The valuations presented in the accompanying consolidated Statement of Assets and Liabilities represent estimates, based on present facts and circumstances, of the estimated realizable values of assets and settlement amounts of liabilities. The actual values could be higher or lower than the amounts recorded. Particularly sensitive estimates include assumptions about the dissolution of the Company fifteen months after March 31, 1999 and the level of expenses that will be incurred through such date. Also, the assumptions underlying the valuation of convertible subordinated debentures are similarly sensitive.

Transderm owns 98.5% of Hercon Laboratories Corporation ("Hercon Laboratories") which develops and manufactures controlled-release dispensers for pharmaceuticals, and over-the-counter pharmaceutical and cosmetic products. Since 1986, Hercon Laboratories has manufactured and marketed a transdermal nitroglycerin patch which was the first such product introduced for the generic market in the United States. An improved version of the patch was introduced by a competitor and approved by the U.S. Food and Drug Administration ("FDA").
                              HEALTH-CHEM CORPORATION               Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     Item 1
                                   (Unaudited)                      Page 7

On October 30, 1998, the Company received United States Food and Drug Administration ("FDA") approval for its improved nitroglycerin patches which have been rated by the FDA as an accepted generic alternative to Novartis Pharmaceutical Corporation's Transderm Nitro(R) products. The Company is currently not commercially exploiting its newly-approved nitroglycerin products as a result of an unfavorable decision in the Company's litigation with Key Pharmaceuticals, Inc. The Company has been involved in discussions to secure the right to manufacture its improved patch, but there can be no assurance that such right will be obtained.

In March 1999, the FDA released a proposal to withdraw their approval of a number of drug applications relating to transdermal nitroglycerin products, including the patch that the Company developed in 1986. The Company filed documents in May 1999 requesting rescission of the proposal, and submitted a timely request for a hearing in the event that the proposal is not rescinded. To date, there has been no further action by the FDA relating to these matters. There can be no assurance that the FDA will not proceed to withdraw its approval of the Company's original transdermal nitroglycerin patch, which would preclude further production or sale of the product. At present, the Company has only two customers for this product and sales have steadily declined through 1999.

Since 1998, the Company also has manufactured and sold to two customers over-the-counter pharmaceutical and cosmetic products which are used to clean facial pores. Sales of these products have declined substantially and management cannot predict if, or when, sales of these products may pick up again.

In addition to its transdermal nitroglycerin products, the Company is developing transdermal products for hormone replacement therapies. Further, the Company has additional products in early development, and is conducting a number of feasibility studies on drugs to be developed independently or for client companies. There can be no assurance that any applications for new products will be filed with the FDA, nor that the FDA would approve any such application that was filed.

The consolidated statement of assets and liabilities on a liquidation basis as of March 31, 1999, consolidated statement of changes in assets and liabilities for the interim period ended March 31, 1999 and the consolidated statements of operations and of cash flows for the interim periods ended March 31, 1999 and 1998 represent unaudited information. In management's opinion, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, changes in assets and liabilities, results of operations and cash flows at March 31, 1999 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

                              HEALTH-CHEM CORPORATION               Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     Item 1
                                   (Unaudited)                      Page 8

2.  Estimated Liquidation Expenses (In thousands)

The following represents changes in an estimate for liquidation expenses for activity through March 31, 1999. Management has estimated June 30, 2000 as the date of dissolution unless the current status of the Company's financial condition improves.  This estimate was originally established at December 31,
1998 for the eighteen month period January 1, 1999 through June 30, 2000.
Net sales                                                  $  1,960
Cost of goods sold                                            1,106
Gross profit                                                    854

Expenses:
 Selling, general and administrative                          1,044
 Legal                                                          108
 Research and development                                       213
 Net interest                                                   411
                                                              1,776
Decrease before changes attributable
 to activities of Herculite and Hercon Environmental           <922>
Net Change attributable to activities of
   Herculite and Hercon Environmental                           503
Net decrease                                                   <419>

Estimated liquidation expenses
  established at December 31, 1998                            6,081
Estimated liquidation expenses at March 31, 1999           $  5,662

3.   Discontinued Operations

The consolidated statement of operations and cash flows of the Company, including footnotes, and supplemental financial data have been reclassified to reflect the results of operations and net assets of Herculite, Hercon Environmental and Pacific as discontinued operations in accordance with generally accepted accounting principles. On November 20, 1998 ("measurement date"), the Company adopted a plan to discontinue the operations of its Pacific located in Los Angeles, California. The Company reached this decision in light of previously reported declining revenues and accelerating losses at this synthetic fabric manufacturing operation. The Pacific's operations were essentially terminated in November 1998 and the plant was closed on July 19, 1999.

Early in 1999, management decided, after considering available options, that a sale of assets of the Company's Herculite and Hercon Environmental subsidiaries was the best alternative to generate some or all of the funds required to satisfy current financial obligations. In June 1999, the Company entered into a Letter of Intent for the sale of Herculite and Hercon Environmental for an estimated $14.4 million and estimated the transaction to be consummated within 60 days. On August 19, 1999, substantially all of the assets and liabilities of these subsidiaries were sold to Aberdeen Road Company for approximately $14.2 million with $550,000 remaining in escrow to cover certain contingencies. The proceeds of this sale were used primarily to repay the entire amount due to IBJ under the term loans and the revolving credit line and to make a $1.9 million partial payment on the balance of $8.0 million principal amount outstanding of the Company's convertible subordinated debentures.

Net assets of the discontinued operations at March 31, 1999 aggregating $13.8 million consist primarily of equipment and leasehold improvements and are reported on the consolidated balance sheet as "Assets being held for sale". Effective January 1, 1999 no depreciation expense is being recognized on such assets.


                          HEALTH-CHEM CORPORATION                   Part I
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          Item 1
                                (Unaudited)                         Page 9

4.   Inventories  (In thousands)

Inventories are stated at estimated net realizable value. The Company's ability to recover the cost of inventory is dependent upon action by the FDA on a recent proposal regarding the Company's nitroglycerin patch (see Note 1), and the residual demand for its products.

                                          March 31, 1999  December 31, 1998

     Raw materials                            $  377             $  484
     Finished goods and work-in-process          229                522
     Total                                    $  606             $1,006

5.   Taxes on Income (In thousands)
                                                 For the Three Months
                                                    Ended March 31,
                                                     1999        1998
The income tax <benefit> provision includes:
   State and local income taxes                  $      0     $   <28>
   Federal income taxes                                 0          <0>
    Total                                        $      0     $   <28>

Taxes on income are comprised of:
   Current payable                                      0         <28>
   Deferred benefit                                     0           0
    Total                                        $      0     $   <28>

Taxes are charged <credited> to:
   Operations                                    $      0     $   <28>
   Extraordinary gain on repurchase of
    debentures                                          0           0
   Total                                         $      0     $   <28>

A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                 For the Three Months
                                                    Ended March 31,
                                                     1999        1998
Tax benefit at statutory rate                    $      0     $   <51>
Decrease to tax benefit resulting from:
  Intangibles and officers life insurance
     premiums                                           0           2
State and local taxes, net of federal
   tax benefit                                          0           3
Valuation allowance                                     0          11
Other                                                   0           7
Tax benefit                                      $      0     $   <28>

Deferred tax assets and liabilities are provided by charges or credits to income tax expense for differences between the financial statement and tax bases of assets and liabilities that will affect the determination of taxable income in the future. The income tax expense, or the income tax benefit of a loss, reported in the consolidated statements of operations comprises the amount of tax payable or refund based on the income or loss for the period plus, or minus, the change during the period in the recorded amounts of deferred tax assets and liabilities. At December 31, 1997, the Company had moved into a three year cumulative loss status. In accordance with SFAS 109, this required the Company to assess the likelihood that all or a portion of its deferred tax asset would not be realized, in which case the asset would have to be reduced by a valuation allowance. To determine the amount of the valuation allowance, all positive and negative information regarding financial position and results of operations of the Company for the current, preceding
                           HEALTH-CHEM CORPORATION                    Part I
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            Item 1
                                (Unaudited)                           Page 10

and future years was considered. A valuation allowance is provided for deferred tax assets when, in management's opinion, it is unlikely that the value of such assets will be realized through the reduction of taxes to be paid in the future.

At December 31, 1998, the Company has approximately $22 million of net operating loss carryforwards for Federal income tax purposes which expire in various years from 2000 through 2013, and tax credit carryforwards in various states that expire in various years from 1999 through 2013. The realization of the value of the deferred tax assets represented by these loss and credit carryforwards is very uncertain at this time and, accordingly, a valuation allowance has been provided for all of the deferred tax assets that are presented on the consolidated financial statements at March 31, 1999 and at December 31, 1998.

6.  Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of common shares outstanding during each year after adjustment for any dilutive effect of the Company's outstanding 10.375% convertible subordinated debentures and stock options and excluding the weighted average number of redeemable common shares outstanding. Interest on the subordinated debentures, when dilutive, net of applicable taxes, is deducted from net loss for the purpose of computing earnings per share. Convertible subordinated debentures and stock options are anti-dilutive for each of the periods presented.

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations for the periods ended March 31, 1999 and 1998 is presented below (in thousands, except per share amounts):

                                    1999                  1998
                            Income  Shares  Per-  Income  Shares  Per
                            (Numer- (Denom- Share (Numer- (Denom- Share
                             ator)  inator) Amt.   ator)  inator) Amt.
Net Loss                    $    0                 $<122>

Basic Earnings
Per Common Share
 Net loss
 applicable
 to common
 stockholders                    0   7,982  $ .00  $<122>  7,982 $<0.02>

Effect of
Dilutive
Securities
 Stock options                   0       0             0       0
 Convertible debentures          0       0             0       0

Diluted Earnings
Per Common Share
 Net loss applicable
 to common stockholders
 and assumed conversions    $    0   7,982 $  .00  $<122>  7,982 $<0.02>

7. Litigation

In August 1995, Key Pharmaceuticals, Inc., a subsidiary of Schering-Plough Corporation ("Key"), commenced an action against Hercon Laboratories in the United States District Court for the District of Delaware ("Delaware District Court") alleging that Hercon Laboratories' submission to the United States
                         HEALTH-CHEM CORPORATION                    Part I
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          Item 1
                                (Unaudited)                         Page 11

Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon Laboratories' transdermal nitroglycerin products, for which Hercon Laboratories has applied for FDA approval, constituted infringement of Key's patent for its Nitro-Dur(R) products. Key sought certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. Hercon Laboratories denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon Laboratories had not infringed and did not infringe any claim of the patent. Hercon Laboratories counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. On September 30, 1997, the Delaware District Court ruled in favor of Key on its infringement claim and on Hercon Laboratories' claim that Key's patent is invalid and unenforceable. On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon Laboratories, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. In November 1998, the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the "CAFC") affirmed the Delaware District Court's ruling in favor of Key. In January 1999, the CAFC denied Hercon Laboratories' petition for rehearing of its appeal. Hercon Laboratories is currently reviewing its options with respect to the manufacture and marketing of its improved nitroglycerin patches.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

Since late November 1998, the make-up of the Company has changed dramatically. Operations of the Company's Pacific subsidiary located in Los Angeles, California were discontinued in accordance with a plan adopted by management in November 1998. In response to pressing needs for funds to satisfy debt service obligations, a financial advisory firm was retained late in 1998 to assist in restructuring some or all of the Company's financial obligations.
It was ultimately determined to realize the value of the Herculite and Hercon Environmental subsidiaries through a sale of assets. A sale of the assets of these businesses and the assumption by the buyer of certain related liabilities was completed on August 19, 1999. Funds received from the sale of these assets have primarily been used to repay amounts outstanding under the term loan and line of credit with IBJ Whitehall Business Credit Corporation and to make a $1.9 million payment on the Company's $8.0 million outstanding subordinated debentures which matured on April 15, 1999. These actions have provided management with some additional time to take action to attempt to increase cash flow from operations and to secure new funding sources to enable the Company to continue operating.

The Company's ability to repay the balance of subordinated debentures is dependent upon its ability to generate cash flows sufficient to sustain operations by increasing sales of existing products, to introduce commercially viable new products based on similar technology and to more fully utilize its existing manufacturing capacity. Although the Company has a competitive design
                          HEALTH-CHEM CORPORATION                Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 12

for its transdermal nitroglycerin products that were approved by the FDA in 1998, it has not sold such patches due to the result of litigation with Key Pharmaceuticals, Inc. Arrangements that would allow for the production and sale of the improved patch are being pursued but there can be no assurance that such efforts will be successful. Sales of the Company's pore strip products have also declined. Management cannot predict if or when sales of its pore strip products may recover. Research and development activities are ongoing but there can be no assurance that commercially viable products will be developed.

Under the terms of the subordinated debenture indenture between the Company and Bankers Trust Company as indenture (the "Trustee"), the Trustee can institute an action or proceeding at law or in equity for the collection of the sums due and unpaid. No forebearance has been offered by the Trustee that it will abstain from exercising such rights. In the circumstances, the Company is not able to meet its payment obligations and does not have in place an effective plan to mitigate such conditions. In compliance with generally accepted accounting principals, the Company's Statement of Assets and Liabilities as of March 31, 1999 has been presented on a liquidation basis. Accordingly, the net assets of the Company as of that date are stated at liquidation value whereby assets are stated at their estimated net realized values and liabilities, which include estimated liquidation expenses representing certain corporate expenses that would continue to be incurred through the date of the dissolution of the Company, are stated at their anticipated settlement amounts. Estimates used in the liquidation basis of accounting are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. There are a number of important factors that could cause actual results to differ from these estimates.

As of August 31, 1999, the Company and its subsidiaries entered into two agreements with the Trustee for the debentures. Under a Security and Pledge Agreement, a security interest in the $550,000 escrow deposit created at the closing of the sale of assets of Herculite and Hercon Environmental on August 19, 1999 was granted in favor of debentureholders. Pursuant to a second agreement with the Trustee, the Company and its subsidiaries agreed: (i) to exercise their best efforts to effect a repayment plan to pay the debentures at the earliest practical date; (ii) that pending a repayment plan, they will not make any payments to insiders except for salaries and benefits due and becoming due to them and that insiders can receive pari passu payments on debentures they hold; and (iii) to give the Trustee not less than two business days' notice before engaging in any extraordinary transactions.

The Company, through Transderm, is engaged in the development, manufacture and marketing of transdermal drug delivery systems and over-the-counter pharmaceutical and cosmetic products. Since 1986, the Company has manufactured and marketed a transdermal nitroglycerin patch which it currently sells to one customer for distribution in the United States (two customers through December 31, 1998) and one customer for distribution in Spain. The Company also has manufactured and marketed, since 1998, deep cleansing facial pore strips which it has sold to two customers for distribution in the United States, Canada and certain other foreign countries. Sales of these pore strip products have declined substantially and management cannot predict if, or when, sales of these products may pick up again.

The Company received FDA approval in October 1998 for its improved nitroglycerin patches which have been rated by the FDA as an accepted generic alternative to Novartis Pharmaceutical Corporation's Transderm Nitro(R) products. However, at this time, the Company is not commercially exploiting
its newly-approved nitroglycerin products due to the unfavorable   decision in
the Company's litigation with Key Pharmaceuticals, Inc. (the "Key Litigation"), discussed in Note 7 to the Consolidated Financial Statements.

In March 1999, the FDA released a proposal to withdraw their approval of a number of drug applications relating to transdermal nitroglycerin products,
                        HEALTH-CHEM CORPORATION                  Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 13

including the patch that the Company developed in 1986. The Company filed documents in May 1999 requesting rescission of the proposal, and submitted a timely request for a hearing in the event that the proposal is not rescinded. To date, there has been no further action by the FDA relating to these matters. There can be no assurance that the FDA will not proceed to withdraw its approval of the Company's original transdermal nitroglycerin patch, which would preclude further production or sale of the product. This would have a material adverse impact on the business of the Company.

In addition to its transdermal nitroglycerin products, the Company is developing transdermal products for hormone replacement therapies. Further, the Company has additional products in early development, and is conducting a number of feasibility studies on drugs to be developed independently or for client companies. There can be no assurance that any applications for new products will be filed with the FDA, or that the FDA would approve any such application that was filed.

The viability of the Company is dependent upon its ability to obtain adequate funds to fulfill its near-term financial obligations, and to generate positive cash flow from continuing operations. Although there have been some preliminary discussions with financial institutions, there can be no assurance that any external financing will be obtained. The current level of operations at Hercon Laboratories is not generating cash flow sufficient to sustain operations, and sales of the Company's original transdermal nitroglycerin patch continue to decline. The Company's ability to sell any of these patches in the future is threatened by the FDA proposal to withdraw its approval of these product applications. Although the Company has FDA approval for its improved transdermal nitroglycerin patches, it is precluded from manufacturing or selling the new patches by the decision of the court in the Key Litigation. The Company has been involved in discussions to secure the right to manufacture its improved patch, but there can be no assurance that such right will be obtained. Finally, work on new applications for the Company's technology and on new products continues, but there can be no assurance that the Company will be able to bring any new product to the market in the near-term, nor at any time in the future.

The Consolidated Statements of Operations and of Cash Flow for prior periods presented have been reclassified to report the results of operations of Pacific, Herculite and Hercon Environmental as discontinued operations in accordance with generally accepted accounting principles. Accordingly, the consolidated results of continuing operations reflect primarily the results of operations of the remaining operating subsidiary, Transderm for 1998 and 1999.

Results of Operations

In December 1998, the financial statements were presented on a liquidation basis due to the financial status of the Company. Accordingly, a date was established (approximately June 30, 2000) for the Company's dissolution and an accrual was established for ongoing expenses through that date, taking into consideration expected income from Herculite and Hercon Environmental through August 19, 1999, the date of sale of such businesses. Results of operations are now being charged against such accrual. This method of reporting results of operations will continue until the financial status of the Company improves or the dissolution of the Company occurs.

Liquidity and Capital Resources

Accounts receivable and inventory for March 31, 1999 as compared to December 31, 1998 decreased $1.6 million and $.4 million, respectively, reflecting the lower level of business. Accounts payable and accrued expenses each decreased $.3 million for March 31, 1999 as compared to December 31, 1998. Cash provided by operating activities for the three months ended March 31, 1999 was $1.3 million as compared to cash used for operations of $1.0 million for the same period in 1998. The increase is due primarily to decreasing accounts
                        HEALTH-CHEM CORPORATION                  Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 14

receivable of $1.6 million and decreasing inventories of $.4 million in 1999 as compared to increasing accounts receivable of $.4 million and decreasing inventories of $.2 million in 1998. Cash provided by discontinued operations for the three months ended March 31, 1999 was $.5 million as compared to cash used by discontinued operations of $.9 million for the same period in 1998. Investing activities for the three month period in 1998 provided cash of $193,000. Financing activities for the three months ended March 31, 1999 used $1.2 million of cash as compared to the same period in 1998 which provided $.8 million of cash. In 1998, financing activities provided cash for operations, compared to 1999 when cash from operations was used by financing activities to reduce outstanding debt.

On January 9, 1997, the Company replaced a $6,000,000 line of credit and a $1,750,000 term loan from The First National Bank of Maryland ("First National") with secured financing from IBJ Whitehall Business Credit Corporation (f/k/a IBJ Schroder Business Credit Corporation) (as successor in interest to IBJ Schroder Bank & Trust Company) ("IBJ"). Pursuant to a Revolving Credit Term Loan and Security Agreement ("Loan Agreement") dated as of January 9, 1997, the Company was provided with up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. Proceeds from borrowing under the Loan Agreement were used by the Company to repay outstanding indebtedness under the aggregate $7,750,000 facility with First National. The term loans were intended to be used to repurchase, repay and/or redeem up to $7,000,000 of the Company's 10 3/8% Convertible Subordinated Debentures due April 15, 1999, as market conditions warrant. The IBJ loan was repaid in August 1999 with proceeds from the sale of assets of Herculite and Hercon Environmental.

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

At March 31, 1999, the Company had borrowed $5.5 million on its revolving line of credit from IBJ and $3.3 million in term loans. For the three months ended March 31, 1998, the maximum eligible amount of the $8,000,000 revolving credit line, ranged from $6,215,000 to $7,620,000, or from 78% to 95% exclusive of the $1,200,000 overadvance facility. At March 31, 1999, the Company was not in compliance with the following covenants, as amended: the net worth, current ratio, fixed charge coverage and minimum level of earnings before
                        HEALTH-CHEM CORPORATION                  Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 15

taxes, depreciation and amortization covenants.

The required $1.5 million sinking fund payment on the Company's convertible subordinated debentures due on April 15, 1998 was satisfied by application of $.3 million debentures previously repurchased or redeemed, of which $.1 million were purchased in 1996, and by calling for redemption of the remaining $1.2 million. In October 1998, the Company paid $.5 million in interest on its debentures. In April 1999, the Company defaulted on its obligations to repay the remaining $8 million in principal as well as the accrued interest due on the debentures at maturity aggregating $.4 million. The Company made a $1.9 million partial repayment of its debt obligations in respect of the debentures out of the proceeds of the sale of assets of Herculite and Hercon Environmental in August 1999 aggregating $14.2 million. The Company's ability to repay the balance of its obligations on the debentures is contingent upon the Company's effecting a business solution with regard to the manufacture of its new nitroglycerin products and the Company's ability to secure up to $1.5 million financing from a financial institution. A failure to effect such a business solution or to secure such financing for short-term capital requirements would have a material adverse effect on the financial status and operations of the Company.

The Company has not paid cash dividends and does not anticipate paying such dividends on its common stock in the foreseeable future. The terms of the indenture relating to the debentures restricted the Company's ability to pay cash dividends and/or repurchase its capital stock pursuant to a formula based upon the consolidated net income of the Company and other factors. Under the formula, at March 31, 1999, no amount was available for the payment of dividends and/or the repurchase of capital stock.

Transderm, the Company's 90%-owned subsidiary, had outstanding stock options of 11,450,000 at March 31, 1999 and 11,450,000 at December 31, 1998. At March
31, 1999 and December 31, 1998, respectively, 560,000 stock options were exercisable. The Company's ownership in Transderm would be reduced to approximately 70% in the event that all outstanding options to purchase common stock of Transderm were exercised. There would be no impact on minority interest due to the deficit equity position of Transderm. The exercise of all such options would not affect the method by which the Company is consolidated from a financial reporting standpoint. Such exercises would preclude the Company from utilizing any tax attributes available to Transderm.

Expenditures in 1999 such as capital expenditures, research and development costs and other operating expenses have been financed, in part, by the utilization of a credit facility and in part by capital generated by the realization of proceeds from the sale of assets of Herculite and Hercon Environmental. The Company anticipates capital expenditures for property, plant and equipment in the remaining portion of 1999 not to exceed $.1 million. These capital expenditures will primarily consist of manufacturing equipment. In 1998, the Company had expended $590,000 for capital expenditures for property, plant and equipment. As of March 31, 1999, the Company spent $134,000 for property, plant and equipment in 1999.

Inflation

The Company believes that inflation has not had a material effect upon its results of operations and liquidity and capital resources for any of the periods presented.

Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations,
                        HEALTH-CHEM CORPORATION                  Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 16

including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

The Company has assessed the effect of the Year 2000 Issue on its non-information technology systems, and believes that it will not have a material impact on the operations of the Company. The Company has addressed Year 2000 issues relating to third parties with which it has a material relationship by sending questionnaires to vendors, suppliers and customers who could have a material impact on the Company's operations if their operations were disrupted. The Company's operations could be adversely affected if such vendors, suppliers and customers do not prepare for the impact of the Year 2000. Companies responding to the Company's questionnaires have indicated an awareness of and preparation for dealing with the impact of the Year 2000 on their operations.
                                                                     Part II
                                                                     Item 1
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments in any pending legal proceedings in the quarter ended March 31, 1999 that were not previously reported.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits - none.
(b) During the quarter ended March 31, 1999 the Company did not file any reports on Form 8-K.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                   HEALTH-CHEM CORPORATION

November 23, 1999                  /s/  Marvin M. Speiser
                                   By:  Marvin M. Speiser
                                        Chairman of the Board and President
                                        (Principal Executive Officer)

                                   /s/  David J. Heath, Jr.
                                   By:  David J. Heath, Jr.
                                        Vice President - Finance
                                        (Principal Financial Officer)
                                        (Principal Accounting Officer)