Form 10-Q
period 1999-06-30
HEALTH CHEM CORP
filed 1999-11-23
CIK 46428

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


For the Quarter Ended June 30, 1999        Commission File Number 1-6787



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

                   HEALTH-CHEM CORPORATION                Part I
  CONSOLIDATED CONDENSED STATEMENTS OF ASSETS AND LIABILITIES    Item 1
                           (LIQUIDATION BASIS)                   Page 2
                             (In thousands)


                                                   June 30, December 31,
                                                    1999        1998
ASSETS                                           (Unaudited)
Cash and cash equivalents                           $    83      $   154
Accounts receivable                                     253        2,502
Inventories (Note 4)                                    580        1,006
Assets held for sale                                 14,198       13,782
Property, plant and equipment                         4,588        4,588
Cash surrender value of life insurance policies,
  net of loans of $1,579                              1,051        1,051
Other assets                                            656          845
TOTAL ASSETS                                        $21,409      $23,928

Liabilities and Capital Deficiency
Collateralized obligations
  IBJ Whitehall Business Credit Corporation debt    $ 8,902      $10,022
  Capitalized lease obligations                          95           21
                                                      8,997       10,043

Uncollateralized obligations
  Taxes payable                                         155          155
  Payroll and related costs payable                      46           93
  10.375% convertible subordinated debentures,        8,000        8,000
  Accounts payable                                    1,142        1,930
  Accrued expenses and other liabilities              4,533        4,323
  Estimated expenses in connection with sale            438          700
  Estimated liquidation expenses (Note 2)             5,495        6,081
                                                     19,809       21,282

Capital deficiency
  Convertible special stock,                              7            7
  Common stock                                          145          145
  Additional paid-in capital                         18,286       18,286
  Accumulated deficit                               <18,152>     <18,152>
  Subtotal                                              286          286
  Less treasury stock                                <7,683>      <7,683>
   Total capital deficiency                          <7,397>      <7,397>
TOTAL LIABILITIES AND CAPITAL DEFICIENCY            $21,409      $23,928

          CONSOLIDATED STATEMENT OF CHANGES IN ASSETS AND LIABILITIES
                             (LIQUIDATION BASIS)
                                (In thousands)
                                 (Unaudited)
Capital deficiency at January 1, 1999                           $ <7,397>
Changes and adjustments:                                                -
Capital deficiency at June 30, 1999                             $ <7,397>

[FN]
See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION                  Part I
                       CONSOLIDATED STATEMENT OF OPERATIONS           Item 1
                      (In thousands, except per share amounts)        Page 3

                                   (Unaudited)

                                                      For the Six Months
                                                      Ended June 30, 1998
REVENUE:
  Net sales                                                $ 3,449
  Cost of goods sold                                         1,680
  Gross profit                                               1,769

OPERATING EXPENSES:
  Selling, general and administrative expense                1,821
  Legal expense                                                501
  Research and development expense                             372
  Net interest expense                                         835
    Total operating expenses                                 3,529

LOSS FROM OPERATIONS:                                       <1,760>
  Other income - net                                            94

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES,
 DISCONTINUED OPERATIONS, MINORITY INTEREST
 AND EXTRAORDINARY LOSS                                     <1,666>

  Income tax benefit                                             7

LOSS FROM CONTINUING OPERATIONS BEFORE
 DISCONTINUED OPERATIONS, MINORITY INTEREST
 AND EXTRAORDINARY LOSS                                     <1,659>

DISCONTINUED OPERATIONS:
  Income from discontinued operations                        1,219

LOSS BEFORE MINORITY INTEREST AND
   EXTRAORDINARY LOSS:                                        <440>
   Minority interest in loss of subsidiary                      <3>
   Extraordinary <loss> on debenture repurchase                 <3>

NET LOSS                                                   $  <446>

Earnings <Loss> per common share
  (basic & diluted) (Note 6):
  Continuing operations                                     $ <.21>
  Discontinued operations                                      .15
  Extraordinary <loss> on debenture repurchase                 .00
NET LOSS PER SHARE                                          $ <.06>

Average number of common shares outstanding,
  basic & diluted  (Note 6)                                  7,982








[FN]
See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION                  Part I
                       CONSOLIDATED STATEMENT OF OPERATIONS           Item 1
                      (In thousands, except per share amounts)        Page 4

                                   (Unaudited)

                                                     For the Three Months
                                                     Ended June 30, 1998
REVENUE:
  Net sales                                                $ 1,310
  Cost of goods sold                                           690
  Gross profit                                                 620

OPERATING EXPENSES:
  Selling, general and administrative expense                  864
  Legal expense                                                155
  Research and development expense                             182
  Net interest expense                                         422
    Total operating expenses                                 1,623

LOSS FROM OPERATIONS:                                       <1,003>
  Other income - net                                            94

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES,
 DISCONTINUED OPERATIONS, MINORITY INTEREST
 AND EXTRAORDINARY LOSS                                       <909>

  Income tax provision                                          21

LOSS FROM CONTINUING OPERATIONS BEFORE
 DISCONTINUED OPERATIONS, MINORITY INTEREST
 AND EXTRAORDINARY LOSS                                       <930>

DISCONTINUED OPERATIONS:
  Income from discontinued operations                          612

LOSS BEFORE MINORITY INTEREST AND
   EXTRAORDINARY LOSS:                                        <318>
   Minority interest in loss of subsidiary                      <3>
   Extraordinary <loss> on debenture repurchase                 <3>

NET LOSS                                                   $  <324>

Earnings <Loss> per common share
  (basic & diluted) (Note 6):
  Continuing operations                                     $ <.11>
  Discontinued operations                                      .07
  Extraordinary <loss> on debenture repurchase                 .00
NET LOSS PER SHARE                                          $ <.04>

Average number of common shares outstanding,
  basic & diluted  (Note 6)                                  7,982








[FN]
See Notes to Consolidated Financial Statements.

                           HEALTH-CHEM CORPORATION                  Part I
                      CONSOLIDATED STATEMENT OF CASH FLOW           Item 1
                               (In thousands)                       Page 5

                                 (Unaudited)
                                                       For the Six Months
                                                       Ended June 30, 1999
Cash was Provided by <Used for>:
Operating Activities:
Continuing operations:
  Cash received from customers                              $ 5,229
  Cash paid to suppliers and employees                       <5,230>
  Interest paid - bank                                         <395>
  Other                                                         189
  Net cash provided by discontined operations                 1,567
    Net cash provided by operating activities                 1,360

Investing activities:
  Expenses in connection with sale of assets                   (262)
    Net cash used by investing activities                      (262)

Financing activities:
  Payment of long-term debt                                  <1,120>
  Payment of capital lease                                      <49>
    Net cash used in financing activities                    <1,169>

Net decrease in cash and cash equivalents                       <71>
Cash and cash equivalents at beginning of period                154
Cash and cash equivalents at end of period                  $    83

Supplemental disclosure of non-cash
 investing and financing activities:
   Acquisition of plant and equipment
     through capital lease obligations                      $   123
     (related asset was written down during 1999)


[FN]
See Notes to Consolidated Financial Statements.

                           HEALTH-CHEM CORPORATION                  Part I
                      CONSOLIDATED STATEMENT OF CASH FLOW           Item 1
                               (In thousands)                       Page 6

                                 (Unaudited)

                                                      For the Six Months
                                                     Ended June 30, 1998
Cash was Provided by <Used for>:

Operating Activities:
Net Loss                                                    $  <446>
Less:
Income from discontinued operations                           1,219
Income from continued operations                                773

Adjustments to reconcile net loss
  to cash used in operating activities:
Depreciation                                                    286
Accounts receivable                                             506
Inventories                                                     <51>
Other assets                                                    <78>
Accounts payable and accrued expenses                          <164>

Net cash provied by continuing operations                     1,272
Net cash used in discontinued operations                     <1,353>
Net cash used in operating activities                           <81>

Investing Activities:
Additions to property plant and equipment                      <162>
Investment in life insurance policies-net                        32
Payment received on notes receivable                            150

Net cash provided by investing activities                        20

Financing Activities:
Long-term debt proceeds                                       1,302
Repurchase of convertible subordinated debentures            <1,190>
Net cash provided by financing activities                       112

Net decrease in cash
 and cash equivalents                                            51
Cash and cash equivalents at beginning of period                162
Cash and cash equivalents at end of period                  $   213

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                  $   909
  Income taxes                                                    4



[FN]
See Notes to Consolidated Financial Statements.

                                HEALTH-CHEM CORPORATION             Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     Item 1
                                     (Unaudited)                    Page 7

1.    Financial Condition and Basis of Presentation

The consolidated financial statements include the accounts of Health-Chem Corporation ("Health-Chem") and all of its subsidiaries (collectively the "Company"). The operations of Pacific Combining Corporation ("Pacific") a wholly-owned subsidiary, were discontinued in November 1998 and its assets were auctioned off in 1999. In August 1999, the sale of substantially all of the assets and liabilities of two subsidiaries, Herculite Products, Inc. ("Herculite") and Hercon Environmental Corporation ("Hercon Environmental") was completed for approximately $14.2 million with $550,000 placed in escrow pending resolution of certain contingencies. These businesses have been accounted for, and reported as, discontinued operations in the consolidated financial statements. Presently, the Company is conducting its business primarily through its 90%-owned subsidiary, Transderm Laboratories Corporation ("Transderm").

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

The valuation of assets and liabilities necessarily requires estimates and assumptions. The actual value of any liquidating distributions, therefore, would depend on a variety of factors including among others, the proceeds from the sale of any of the Company's remaining assets and the timing of actual distributions. The valuations presented in the accompanying consolidated Statement of Assets and Liabilities represent estimates, based on present facts and circumstances, of the estimated realizable values of assets and settlement amounts of liabilities. The actual values could be higher or lower than the amounts recorded. Particularly sensitive estimate include assumptions about the dissolution of the Company twelve months after June 30, 1999 and the level of expenses that will be incurred through such date. Also, the assumptions underlying the valuation of convertible subordinated debentures are similarly sensitive.

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

The consolidated statement of assets and liabilities on a liquidation basis as of June 30, 1999, consolidated statement of changes in assets and liabilities for the interim period June 30, 1999 and the consolidated statements of operations and of cash flow for the interim periods ended June 30, 1999 and 1998 represent unaudited information. In management's opinion, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, changes in assets and liabilities, results of operations and cash flows at June 30, 1999 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

                           HEALTH-CHEM CORPORATION                    Part I
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            Item 1
                                (Unaudited)                           Page 9

2.  Estimated Liquidation Expenses  (In thousands)

The following represents changes in an estimate for liquidation expenses for activity through June 30, 1999. Management has estimated June 30, 2000 as the date of dissolution unless the current status of the Company's financial condition improves.  This estimate was originally established at December 31,
1998 for the eighteen month period January 1, 1999 through June 30, 2000.
Net sales                                                  $  2,980
Cost of good sold                                             1,900
Gross profit                                                  1,080

Expenses:
 Selling, general and administrative                          1,774
 Legal                                                          206
 Research and development                                       424
 Net interest                                                   829
                                                              3,233
Decrease before changes attributable
 to activities of Herculite and Hercon Environmental         <2,153>
Net Change attributable to activities of
   Herculite and Hercon Environmental                         1,567
Net decrease                                                   <586>

Estimated liquidation expenses
  established at Decenber 31, 1998                            6,081
Estimated liquidation expenses at June 30, 1999            $  5,495

3.   Discontinued Operations

The consolidated statement of operations cash flows of the Company, including footnotes, and supplemental financial data have been reclassified to reflect the results of operations and net assets of Herculite, Hercon Environmental and Pacific as discontinued operations in accordance with generally accepted accounting principles. On November 20, 1998 ("measurement date"), the Company adopted a plan to discontinue the operations of its Pacific located in Los Angeles, California. The Company reached this decision in light of previously reported declining revenues and accelerating losses at this synthetic fabric manufacturing operation. The Pacific operations were essentially terminated in November 1998 and the plant was closed on July 19, 1999.

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

Net assets of the discontinued operations at June 30, 1999 aggregating $14.2 million consist primarily of equipment and leasehold improvements and are reported on the consolidated balance sheet as "Assets being held for sale".

4.   Inventories  (In thousands)

Inventories are stated at estimated net realizable value. The Company's ability to recover the cost of inventory is dependent upon action by the FDA
                         HEALTH-CHEM CORPORATION                    Part I
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          Item 1
                                (Unaudited)                         Page 10

on a recent proposal regarding the Company's nitroglycerin patch (see Note 1), and the residual demand for its products.

                                          June 30, 1999  December 31, 1998
     Raw materials                            $  419             $  484
     Finished goods and work-in-process          161                522
     Total                                    $  580             $1,006

5.   Taxes on Income (In thousands)
                                                   For the Six Months
                                                    Ended June 30,
                                                     1999        1998
The income tax <benefit> provision includes:
   State and local income taxes                  $      0     $   <28>
   Federal income taxes                                 0          <0>
    Total                                        $      0     $   <28>

Taxes on income are comprised of:
   Current payable                                      0         <28>
   Deferred benefit                                     0           0
    Total                                        $      0     $   <28>

Taxes are charged <credited> to:
   Operations                                    $      0     $   <28>
   Extraordinary gain on repurchase of
    debentures                                          0           0
   Total                                         $      0     $   <28>

A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                   For the Six Months
                                                    Ended June 30,
                                                     1999        1998
Tax benefit at statutory rate                    $      0     $   <51>
Decrease in tax benefit resulting from:
  Intangibles and officers life insurance
     premiums                                           0           2
State and local taxes, net of federal
   tax benefit                                          0           3
Valuation allowance                                     0          11
Other                                                   0           7
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

                         HEALTH-CHEM CORPORATION                    Part I
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          Item 1
                                (Unaudited)                         Page 11

At December 31, 1998, the Company has approximately $22 million of net operating loss carryforwards for Federal income tax purposes which expire in various years from 2000 through 2013, and tax credit carryforwards in various states that expire in various years from 1999 through 2013. The realization of the value of the deferred tax assets represented by these loss and credit carryforwards is very uncertain at this time and, accordingly, a valuation allowance has been provided for all of the deferred tax assets that are presented on the consolidated financial statements at June 30, 1999 and at December 31, 1998.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations for the periods ended June 30, 1999 and 1998 is presented below (in thousands, except per share amounts):

                                    1999                  1998
                            Income  Shares  Per-  Income  Shares  Per
                            (Numer- (Denom- Share (Numer- (Denom- Share
                             ator)  inator) Amt.   ator)  inator) Amt.
Net Loss                    $    0                 $<446>

Basic Earnings
Per Common Share
 Net loss
 applicable
 to common
 stockholders                    0   7,982  $ .00  $<446>  7,982 $<0.06>

Effect of
Dilutive
Securities
 Stock options                   0       0             0       0
 Convertible debentures          0       0             0       0

Diluted Earnings
Per Common Share
 Net loss applicable
 to common stockholders
 and assumed conversions    $    0   7,982 $  .00  $<446>  7,982 $<0.06>

7. Litigation

In August 1995, Key Pharmaceuticals, Inc., a subsidiary of Schering-Plough Corporation ("Key"), commenced an action against Hercon Laboratories in the United States District Court for the District of Delaware ("Delaware District Court") alleging that Hercon Laboratories' submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon Laboratories' transdermal nitroglycerin products, for which Hercon Laboratories has applied for FDA approval, constituted infringement of Key's patent for its Nitro-Dur(R) products. Key sought certain injunctive relief, monetary damages if
                         HEALTH-CHEM CORPORATION                    Part I
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          Item 1
                                (Unaudited)                         Page 12

commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. Hercon Laboratories denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon Laboratories had not infringed and did not infringe any claim of the patent. Hercon Laboratories counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. On September 30, 1997, the Delaware District Court ruled in favor of Key on its infringement claim and on Hercon Laboratories' claim that Key's patent is invalid and unenforceable. On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon Laboratories, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. In November 1998, the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the "CAFC") affirmed the Delaware District Court's ruling in favor of Key. In January 1999, the CAFC denied Hercon Laboratories' petition for rehearing of its appeal. Hercon Laboratories is currently reviewing its options with respect to the manufacture and marketing of its improved nitroglycerin patches.

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

The Company's ability to repay the balance of subordinated debentures is dependent upon its ability to generate cash flows sufficient to sustain operations by increasing sales of existing products, to introduce commercially viable new products based on similar technology and to more fully utilize its existing manufacturing capacity. Although the Company has a competitive design for its transdermal nitroglycerin products that were approved by the FDA in 1998, it has not sold such patches due to the result of litigation with Key Pharmaceuticals, Inc. Arrangements that would allow for the production and sale of the improved patch are being pursued but there can be no assurance that such efforts will be successful. Sales of the Company's pore strip
                          HEALTH-CHEM CORPORATION                Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 13

products have also declined. Management cannot predict if or when sales of its pore strip products may recover. Research and development activities are ongoing but there can be no assurance that commercially viable products will be developed.

Under the terms of the subordinated debenture indenture between the Company and Bankers Trust Company as indenture, (the "Trustee"), the Trustee can institute an action or proceeding at law or in equity for the collection of the sums due and unpaid. No forebearance has been offered by the Trustee that it will abstain from exercising such rights. In the circumstances, the Company is not able to meet its payment obligations and does not have in place an effective plan to mitigate such conditions. In compliance with generally accepted accounting principals, the Company's Statement of Assets and Liabilities as of June 30, 1999 has been presented on a liquidation basis. Accordingly, the net assets of the Company as of that date are stated at liquidation value whereby assets are stated at their estimated net realized values and liabilities, which include estimated liquidation expenses representing certain corporate expenses that would continue to be incurred through the date of the dissolution of the Company, are stated at their anticipated settlement amounts. Estimates used in the liquidation basis of accounting are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. There are a number of important factors that could cause actual results to differ from these estimates.

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

In March 1999, the FDA released a proposal to withdraw their approval of a number of drug applications relating to transdermal nitroglycerin products, including the patch that the Company developed in 1986. The Company filed documents in May 1999 requesting rescission of the proposal, and submitted a timely request for a hearing in the event that the proposal is not rescinded. To date, there has been no further action by the FDA relating to these matters. There can be no assurance that the FDA will not proceed to withdraw
                          HEALTH-CHEM CORPORATION                Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 14

its approval of the Company's original transdermal nitroglycerin patch, which would preclude further production or sale of the product. This would have a material adverse impact on the business of the Company.

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

The Consolidated Statements of Operations and of Cash Flow for prior periods presented have been reclassified to report the net assets and results of operations of Pacific, Herculite and Hercon Environmental as discontinued operations in accordance with generally accepted accounting principles. Accordingly, the consolidated results of continuing operations reflect primarily the results of operations of the remaining operating subsidiary, Transderm for 1998 and 1999.

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

Liquidity and Capital Resources

Accounts receivable and inventory for June 30, 1999 as compared to December 31, 1998 decreased $2.2 million and $.4 million, respectively, reflecting the lower level of business. Accounts payable decreased $.8 million and accrued expenses increased $.2 million for June 30, 1999 as compared to
December 31, 1998. Cash provided by operating activities for the six months ended June 30, 1999 was $1.4 million as compared to cash used for operations of $81,000 for the same period in 1998. The increase is due primarily to decreasing accounts receivable of $2.2 million and decreasing inventories of $.4 million in 1999 as compared to decreasing accounts receivable of $.5 million and increasing inventories of $51,000 in 1998. Cash provided by discontinued operations for the six months ended June 30, 1999 was $1.6
                         HEALTH-CHEM CORPORATION                    Part I
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          Item 1
                                (Unaudited)                         Page 15

million as compared to cash used by discontinued operations of $1.4 million for the same period in 1998. Investing activities for the six months ended June 30, 1998 provided cash of $20,000. Financing activities for the six months ended June 30, 1999 used $1.2 million of cash as compared to the same period in 1998 which provided $.1 million of cash. In 1998, financing activities provided cash for operations, compared to 1999 when cash from operations was used by financing activities to reduce outstanding debt.

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

At June 30, 1999, the Company had borrowed $5.7 million on its revolving line of credit from IBJ and $3.2 million in term loans. For the six months ended June 30, 1998, the maximum eligible amount of the $8,000,000 revolving credit line, ranged from $6,215,000 to $7,620,000, or from 78% to 95% exclusive of the $1,200,000 overadvance facility. At June 30, 1999, the Company was not in compliance with the following covenants, as amended: the net worth, current ratio, fixed charge coverage and minimum level of earnings before taxes, depreciation and amortization covenants.

The required $1.5 million sinking fund payment on the Company's convertible subordinated debentures due on April 15, 1998 was satisfied by application of
                           HEALTH-CHEM CORPORATION                Part I
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                 FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 16

$.3 million debentures previously repurchased or redeemed, of which $.1 million were purchased in 1996, and by calling for redemption of the remaining $1.2 million. In October 1998, the Company paid $.5 million in interest on its debentures. In April 1999, the Company defaulted on its obligations to repay the remaining $8 million in principal as well as the accrued interest due on the Debentures at maturity aggregating $.4 million. The Company made a $1.9 million partial repayment of its debt obligations in respect of the Debentures out of the proceeds of the sale of assets of Herculite and Hercon Environmental in August 1999 aggregating $14.2 million. The Company's ability to repay the balance of its obligations on the Debentures is contingent upon the Company's effecting a business solution with regard to the manufacture of its new nitroglycerin products and the Company's ability to secure up to $1.5 million financing from a financial institution. A failure to effect such a business solution or to secure such financing for short-term capital requirements would have a material adverse effect on the financial status and operations of the Company.

The Company has not paid cash dividends and does not anticipate paying such dividends on its common stock in the foreseeable future. The terms of the indenture relating to the debentures restricted the Company's ability to pay cash dividends and/or repurchase its capital stock pursuant to a formula based upon the consolidated net income of the Company and other factors. Under the formula, at June 30, 1999, no amount was available for the payment of dividends and/or the repurchase of capital stock.

Transderm, the Company's 90%-owned subsidiary, had outstanding stock options of 11,450,000 at June 30, 1999 and 11,450,000 at December 31, 1998. At June
30, 1999 and December 31, 1998, respectively, 560,000 stock options were exercisable. The Company's ownership in Transderm would be reduced to approximately 70% in the event that all outstanding options to purchase common stock of Transderm were exercised. There would be no impact on minority interest due to the deficit equity position of Transderm. The exercise of all such options would not affect the method by which the Company is consolidated from a financial reporting standpoint. Such exercises would preclude the Company from utilizing any tax attributes available to Transderm.

Expenditures in 1999 such as capital expenditures, research and development costs and other operating expenses have been financed, in part, by the utilization of a credit facility and in part by capital generated by the realization of proceeds from the sale of assets of Herculite and Hercon Environmental. The Company anticipates capital expenditures for property, plant and equipment in the remaining portion of 1999 not to exceed $.1 million. These capital expenditures will primarily consist of manufacturing equipment. In 1998, the Company had expended $590,000 for capital expenditures for property, plant and equipment. As of June 30, 1999, the Company spent $165,000 for property, plant and equipment in 1999.

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

Prior to August 19, 1999, the Company maintained an IBM AS400 computer system
                          HEALTH-CHEM CORPORATION                Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 17

for which it completed a Year 2000 project upgrade in July 1999. This system was sold to Aberdeen Road Company on August 19, 1999 as part of the sale of assets of Herculite and Hercon Environmental. The Company has access to the AS400 computer system for six months after the sale for historical information. The Company currently leases a new personal computer based system which is Year 2000 compliant. The Company presently believes that it has resolved its Year 2000 Issue concerns. If unforseen problems arise, although the Company is uncertain about the duration of a worst case scenario, the Company's most reasonably likely worst case scenario would be to temporarily lose the ability to process transactions, send invoices or engage in similar normal business activities. The Company has developed a contingency plan which includes maintaining records on a manual system until a portion or all of the computer system recovers. The Company believes a worst case scenario is unlikely but if it did occur it could have a material adverse effect on the operations of the Company.

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

Item 1.  Legal Proceedings

There were no material developments in any pending legal proceedings in the quarter ended June 30, 1999 that were not previously reported.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits - none.
(b) During the quarter ended June 30, 1999 the Company did not file any reports on Form 8-K.
                                   SIGNATURES

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