Form 10-Q
period 1999-09-30
HEALTH CHEM CORP
filed 1999-11-23
CIK 46428

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


For the Quarter Ended September 30, 1999        Commission File Number 1-6787



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
                           (LIQUIDATION BASIS)                        Page 2
                             (In thousands)


                                              September 30, December 31,
                                                    1999        1998
                                                (Unaudited)
ASSETS

Cash and cash equivalents                           $ 1,064      $   154
Accounts receivable                                     177        2,502
Inventories (Note 4)                                    485        1,006
Assets held for sale                                      0       13,782
Property, plant and equipment                         4,588        4,588
Cash surrender value of life insurance policies,
  net of loans of $1,579                              1,051        1,051
Other assets                                            963          845
TOTAL ASSETS                                        $ 8,328      $23,928

Liabilities and Capital Deficiency
Collateralized obligations
  IBJ Whitehall Business Credit Corporation debt    $     0      $10,022
  Capitalized lease obligations                          67           21
                                                         67       10,043

Uncollateralized obligations
  Taxes payable                                         155          155
  Payroll and related costs payable                      51           93
  10.375% convertible subordinated debentures,        6,100        8,000
  Accounts payable                                      289        1,930
  Accrued expenses and other liabilities              5,300        4,323
  Estimated expenses in connection with sale              0          700
  Estimated liquidation expenses (Note 2)             3,763        6,081
                                                     15,658       21,282

Capital deficiency
  Convertible special stock,                              7            7
  Common stock                                          145          145
  Additional paid-in capital                         18,286       18,286
  Accumulated deficit                               <18,152>     <18,152>
  Subtotal                                              286          286
  Less treasury stock                                <7,683>      <7,683>
   Total capital deficiency                          <7,397>      <7,397>
TOTAL LIABILITIES AND CAPITAL DEFICIENCY            $ 8,328      $23,928

          CONSOLIDATED STATEMENT OF CHANGES IN ASSETS AND LIABILITIES
                             (LIQUIDATION BASIS)
                                (In thousands)
Capital deficiency at January 1, 1999                           $ <7,397>
Changes or adjustments:                                                -
Capital deficiency at September 30, 1999                        $ <7,397>

[FN]
See Notes to Consolidated Financial Statements.

                            HEALTH-CHEM CORPORATION                  Part I
                       CONSOLIDATED STATEMENT OF OPERATIONS           Item 1
                      (In thousands, except per share amounts)        Page 3

                                   (Unaudited)

                                                        For the Nine Months
                                                     Ended September 30, 1998
REVENUE:
  Net sales                                                $ 4,879
  Cost of goods sold                                         2,986
  Gross profit                                               1,893

OPERATING EXPENSES:
  Selling, general and administrative expense                2,855
  Legal expense                                                533
  Research and development expense                             598
  Net interest expense                                       1,251
    Total operating expenses                                 5,237

LOSS FROM OPERATIONS:                                       <3,344>
  Other income - net                                           190

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES,
 DISCONTINUED OPERATIONS, MINORITY INTEREST
 AND EXTRAORDINARY LOSS                                     <3,154>

  Income tax provision                                           2

LOSS FROM CONTINUING OPERATIONS BEFORE
 DISCONTINUED OPERATIONS, MINORITY INTEREST
 AND EXTRAORDINARY LOSS                                     <3,156>

DISCONTINUED OPERATIONS:
  Income from discontinued operations                          563

LOSS BEFORE MINORITY INTEREST AND
   EXTRAORDINARY LOSS:                                      <2,593>
   Minority interest in loss of subsidiary                      <3>
   Extraordinary loss on debenture repurchase                   <3>

NET LOSS                                                   $<2,599>

Earnings <Loss> per common share
  (basic & diluted) (Note 6):
  Continuing operations                                    $ <.40>
  Discontinued operations                                     .07
  Extraordinary loss on debenture repurchase                  .00
NET LOSS PER SHARE                                         $ <.33>

Average number of common shares outstanding,
  basic & diluted  (Note 6)                                 7,982








[FN]
See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION                  Part I
                       CONSOLIDATED STATEMENT OF OPERATIONS           Item 1
                      (In thousands, except per share amounts)        Page 4

                                   (Unaudited)

                                                       For the Three Months
                                                     Ended September 30, 1998
REVENUE:
  Net sales                                                $ 1,430
  Cost of goods sold                                         1,306
  Gross profit                                                 124

OPERATING EXPENSES:
  Selling, general and administrative expense                1,034
  Legal expense                                                 32
  Research and development expense                             226
  Net interest expense                                         416
    Total operating expenses                                 1,708

LOSS FROM OPERATIONS:                                       <1,584>
  Other income - net                                            96

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES
 AND DISCONTINUED OPERATIONS                                <1,488>

  Income tax provision                                           8

LOSS FROM CONTINUING OPERATIONS BEFORE
 DISCONTINUED OPERATIONS                                    <1,496>

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                           <656>

NET LOSS                                                   $<2,152>

Earnings <Loss> per common share
  (basic & diluted) (Note 6):
  Continuing operations                                    $  <.19>
  Discontinued operations                                     <.08>

NET LOSS PER SHARE                                         $  <.27>

Average number of common shares outstanding,
  basic & diluted  (Note 6)                                  7,982




[FN]
See Notes to Consolidated Financial Statements.

                           HEALTH-CHEM CORPORATION                  Part I
                      CONSOLIDATED STATEMENT OF CASH FLOW           Item 1
                               (In thousands)                       Page 5

                                 (Unaudited)

                                                        For the Nine Months
                                                      Ended September 30, 1999
Cash was Provided by <Used for>:

Operating Activities:
Continuing operations:
  Cash received from customers                              $ 5,936
  Cash paid to suppliers and employees                       <7,300>
  Interest paid - bank                                         <523>
  Other                                                        <118>
  Net cash provided by discontinued operations                1,414
  Net cash provided by operating activities                    <591>

Investing activities:
  Cash received from sale of assets                          14,200
  Expenses in connection with sale of assets                   (700)
    Net cash provided by investing activities                13,500

Financing activities:
  Payment of long-term debt                                 <10,022>
  Partial payment of convertible subordinated debentures     <1,900>
  Payment of capital lease                                      <77>
    Net cash used in financing activities                   (11,999)

Net increase in cash and cash equivalents                       910
Cash and cash equivalents at beginning of period                154
Cash and cash equivalents at end of period                  $ 1,064

Supplemental disclosure of non-cash
 investing and financing activities:
   Acquisition of plant and equipment
     through capital lease obligations                      $   123
     (related asset was written down during 1999)



[FN]
See Notes to Consolidated Financial Statements.

                          HEALTH-CHEM CORPORATION                  Part I
                      CONSOLIDATED STATEMENT OF CASH FLOW           Item 1
                               (In thousands)                       Page 6

                                 (Unaudited)

                                                        For the Nine Months
                                                      Ended September 30, 1998
Cash was Provided by <Used for>:

Operating Activities:
Net Loss                                                    $<2,599>
Less:
Income from discontinued operations                             563
Income from continued operations                             <2,036>

Adjustments to reconcile net loss
  to cash used in operating activities:
Depreciation                                                    437
Accounts receivable                                            <328>
Inventories                                                    <202>
Other assets                                                    <46>
Accounts payable and accrued expenses                            33

Net cash used in continuing operations                       <2,142>
Net cash provided by discontinued operations                  1,808
Net cash used in operating activities                          <334>

Investing Activities:
Additions to property plant and equipment                      <453>
Investment in life insurance policies-net                        <5>
Payment received on notes receivable                            225

Net cash used by investing activities                          <233>

Financing Activities:
Long-term debt proceeds                                       1,753
Repurchase of convertible subordinated debentures            <1,190>
Net cash provided by financing activities                       563

Net decrease in cash
 and cash equivalents                                            <4>
Cash and cash equivalents at beginning of period                162
Cash and cash equivalents at end of period                  $   158

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                  $ 1,146
  Income taxes                                                    4



[FN]
See Notes to Consolidated Financial Statements.

                                HEALTH-CHEM CORPORATION             Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     Item 1
                                     (Unaudited)                    Page 7

1.    Basis of Presentation and Financial Condition

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

The valuation of assets and liabilities necessarily requires estimates and assumptions. The actual value of any liquidating distributions, therefore, would depend on a variety of factors including among others, the proceeds from the sale of any of the Company's remaining assets and the timing of actual distributions. The valuations presented in the accompanying consolidated Statement of Assets and Liabilities represent estimates, based on present facts and circumstances, of the estimated realizable values of assets and settlement amounts of liabilities. The actual values could be higher or lower than the amounts recorded. Particularly sensitive estimates include assumptions about the dissolution of the Company nine months after September 30, 1999 and the level of expenses that will be incurred through such date. Also, the assumptions underlying the valuation of convertible subordinated debentures are similarly sensitive.

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

The consolidated statement of assets and liabilities on a liquidation basis as of September 30, 1999, consolidated statement of changes in assets and liabilities for the interim period ended September 30, 1999 and the consolidated statements of operations and of cash flows for the interim periods ended September 30, 1999 and 1998 represent unaudited information. In management's opinion, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, changes in assets and liabilities, results of operations and cash flows at September 30, 1999 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

                              HEALTH-CHEM CORPORATION               Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     Item 1
                                   (Unaudited)                      Page 9

2.  Estimated Liquidation Expenses (In thousands)

The following represents changes in an estimate for liquidation expenses for activity through September 30, 1999. Management has estimated June 30, 2000 as the date of dissolution unless the current status of the Company's financial condition improves.  This estimate was originally established at December 31,
1998 for the eighteen month period January 1, 1999 through June 30, 2000.
Net sales                                                  $  3,611
Cost of good sold                                             2,433
Gross profit                                                  1,178

Expenses:
 Selling, general and administrative                          2,879
 Legal                                                          271
 Research and development                                       630
 Net interest                                                 1,130
                                                              4,910
Decrease before changes attributable
 to activities of Herculite and Hercon Environmental         <3,732>
Net Change attributable to activities of
   Herculite and Hercon Environmental                         1,414
Net decrease                                                 <2,318>

Estimated liquidation expenses
  established at December 31, 1998                            6,081
Estimated liquidation expenses at September 30, 1999       $  3,763

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

                                      September 30, 1999  December 31, 1998
     Raw materials                            $  303             $  484

     Finished goods and work-in-process          182                522
     Total                                    $  485             $1,006

5.   Taxes on Income (In thousands)
                                                  For the Nine Months
                                                  Ended September 30,
                                                     1999        1998
The income tax <benefit> provision includes:
   State and local income taxes                  $      0     $   <28>
   Federal income taxes                                 0          <0>
    Total                                        $      0     $   <28>

Taxes on income are comprised of:
   Current payable                                      0         <28>
   Deferred benefit                                     0           0
    Total                                        $      0     $   <28>

Taxes are charged <credited> to:
   Operations                                    $      0     $   <28>
   Extraordinary gain on repurchase of
    debentures                                          0           0
   Total                                         $      0     $   <28>

A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                  For the Nine Months
                                                  Ended September 30,
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
Tax benefit                                      $      0     $   <28>

Deferred tax assets and liabilities are provided by charges or credits to income tax expense for differences between the financial statement and tax bases of assets and liabilities that will affect the determination of taxable income in the future. The income tax expense, or the income tax benefit of a loss, reported in the consolidated statements of operations comprises the amount of tax payable or refund based on the income or loss for the period plus, or minus, the change during the period in the recorded amounts of deferred tax assets and liabilities. At December 31, 1997, the Company had moved into a three year cumulative loss status. In accordance with SFAS 109, this required the Company to assess the likelihood that all or a portion of its deferred tax asset would not be realized, in which case the asset would have to be reduced by a valuation allowance. To determine the amount of the valuation allowance, all positive and negative information regarding financial
                           HEALTH-CHEM CORPORATION                    Part I
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            Item 1
                                (Unaudited)                           Page 11

position and results of operations of the Company for the current, preceding and future years was considered. A valuation allowance is provided for deferred tax assets when, in management's opinion, it is unlikely that the value of such assets will be realized through the reduction of taxes to be paid in the future.

At December 31, 1998, the Company has approximately $22 million of net operating loss carryforwards for Federal income tax purposes which expire in various years from 2000 through 2013, and tax credit carryforwards in various states that expire in various years from 1999 through 2013. The realization of the value of the deferred tax assets represented by these loss and credit carryforwards is very uncertain at this time and, accordingly, a valuation allowance has been provided for all of the deferred tax assets that are presented on the consolidated financial statements at September 30, 1999 and at December 31, 1998.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations for the periods ended September 30, 1999 and 1998 is presented below (in thousands, except per share amounts):

                                    1999                  1998
                            Income  Shares  Per-  Income  Shares  Per
                            (Numer- (Denom- Share (Numer- (Denom- Share
                             ator)  inator) Amt.   ator)  inator) Amt.
Net Loss                    $    0                $<2,599>

Basic Earnings
Per Common Share
 Net loss
 applicable
 to common
 stockholders                    0   7,982  $ .00$<2,599>  7,982 $<0.33>
Effect of
Dilutive
Securities
 Stock options                   0       0             0       0
 Convertible debentures          0       0             0       0

Diluted Earnings
Per Common Share
 Net loss applicable
 to common stockholders
 and assumed conversions    $    0   7,982 $ .00 $<2,599>  7,982 $<0.33>

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

Liquidity and Capital Resources

Accounts receivable and inventory for September 30, 1999 as compared to December 31, 1998 decreased $2.3 million and $.5 million, respectively, reflecting the lower level of business. Accounts payable and accrued expenses decreased $.7 million for September 30, 1999 as compared to December 31,
1998. Cash used by operating activities for the nine months ended September 30, 1999 was $.6 million as compared to cash used for operating activities of $.3 million for the same period in 1998. The increase is due primarily to
                        HEALTH-CHEM CORPORATION                  Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 15

decreasing accounts receivable of $2.3 million and decreasing inventories of $.5 million in 1999 as compared to increasing accounts receivable of $.3 million and increasing inventories of $.2 million in 1998. Cash provided by discontinued operations for the nine months ended September 30, 1999 was $1.4 million as compared to cash provided by discontinued operations of $1.8 million for the same period in 1998. Investing activities for the nine month period in 1998 used cash of $.2 million. Financing activities for the nine months ended September 30, 1999 used $12.0 million of cash as compared to the same period in 1998 which provided $.6 million of cash. In 1998, financing activities provided cash for operations, compared to 1999 when cash was used by financing activities to reduce outstanding debt.

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

At September 30, 1999, the Company had paid in full its revolving line of credit from IBJ and the term loans with the proceeds from the sale of assets of Herculite and Hercon Environmental.

The required $1.5 million sinking fund payment on the Company's convertible subordinated debentures due on April 15, 1998 was satisfied by application of $.3 million debentures previously repurchased or redeemed, of which $.1
                          HEALTH-CHEM CORPORATION                Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 16

million were purchased in 1996, and by calling for redemption of the remaining $1.2 million. In October 1998, the Company paid $.5 million in interest on its debentures. In April 1999, the Company defaulted on its obligations to repay the remaining $8 million in principal as well as the accrued interest due on the debentures at maturity aggregating $.4 million. The Company made a $1.9 million partial repayment of its debt obligations in respect of the debentures out of the proceeds of the sale of assets of Herculite and Hercon Environmental in August 1999 aggregating $14.2 million. The Company's ability to repay the balance of its obligations on the debentures is contingent upon the Company's effecting a business solution with regard to the manufacture of its new nitroglycerin products and the Company's ability to secure up to $1.5 million financing from a financial institution. A failure to effect such a business solution or to secure such financing for short-term capital requirements would have a material adverse effect on the financial status and operations of the Company.

The Company has not paid cash dividends and does not anticipate paying such dividends on its common stock in the foreseeable future. The terms of the indenture relating to the debentures restricted the Company's ability to pay cash dividends and/or repurchase its capital stock pursuant to a formula based upon the consolidated net income of the Company and other factors. Under the formula, at September 30, 1999, no amount was available for the payment of dividends and/or the repurchase of capital stock.

Transderm, the Company's 90%-owned subsidiary, had outstanding stock options of 11,450,000 at September 30, 1999 and 11,450,000 at December 31, 1998. At
September 30, 1999 and December 31, 1998, respectively, 560,000 stock options were exercisable. The Company's ownership in Transderm would be reduced to approximately 70% in the event that all outstanding options to purchase common stock of Transderm were exercised. There would be no impact on minority interest due to the deficit equity position of Transderm. The exercise of all such options would not affect the method by which the Company is consolidated from a financial reporting standpoint. Such exercises would preclude the Company from utilizing any tax attributes available to Transderm.

Expenditures in 1999 such as capital expenditures, research and development costs and other operating expenses have been financed, in part, by the utilization of a credit facility and in part by capital generated by the realization of proceeds from the sale of assets of Herculite and Hercon Environmental. The Company anticipates capital expenditures for property, plant and equipment in the remaining portion of 1999 not to exceed $.1 million. These capital expenditures will primarily consist of manufacturing equipment. In 1998, the Company had expended $590,000 for capital expenditures for property, plant and equipment. As of September 30, 1999, the Company spent $170,000 for property, plant and equipment in 1999.

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

Prior to August 19, 1999, the Company maintained an IBM AS400 computer system for which it completed a Year 2000 project upgrade in July 1999. This system
                        HEALTH-CHEM CORPORATION                  Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 17

was sold to Aberdeen Road Company on August 19, 1999 as part of the sale of assets of Herculite and Hercon Environmental. The Company has access to the AS400 computer system for six months after the sale for historical information. The Company currently leases a new personal computer based system which is Year 2000 compliant. The Company presently believes that it has resolved its Year 2000 Issue concerns. If unforseen problems arise, although the Company is uncertain about the duration of a worst case scenario, the Company's most reasonably likely worst case scenario would be to temporarily lose the ability to process transactions, send invoices or engage in similar normal business activities. The Company has developed a contingency plan which includes maintaining records on a manual system until a portion or all of the computer system recovers. The Company believes a worst case scenario is unlikely but if it did occur it could have a material adverse effect on the operations of the Company.

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

Item 1.  Legal Proceedings

In August 1999, Andy E. Yurowitz, a stockholder of the Company, initiated an action against the Company and its directors in the Court of Chancery of the State of Delaware in and for New Castle County, in which he sought to summarily direct the prompt holding of a meeting of the Company's stockholders pursuant to court supervision. In connection with this action, Yurowitz also sought to enjoin the sale of assets by the Company' subsidiaries Herculite Products, Inc. and Hercon Environmental Corporation (the "Asset Sale"). On August 13, 1999, Yurowitz and the Company entered into a stipulation (the "August Stipulation") wherein, among other things: (i) Yurowitz agreed to withdraw his motion for injunctive relief and to take no steps to interfere with or impede the consummation of the Asset Sale; and (ii) the Company agreed to provide Yurowitz with prior notice before entering into and/or consummating any extraordinary corporate transaction requiring approval of the Companys' Board of Directors in advance of the Meeting.

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

On November 18, 1999, Yurowitz and the Company entered into a Supplemental Stipulation (the "Supplemental Stipulation") which provides that: (i) notwithstanding prior agreement that the Company would convene its annual meeting on December 1, 1999, the Company shall convene its annual meeting on December 10, 1999; and (ii) Yurowitz shall not initiate any action to compel production of a 1996 NOBO list.
                                                                     Part II
                                                                     Item 1
                                                                     Page 18
Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits - none.

(b) During the quarter ended September 30, 1999 the Company did not file any reports on Form 8-K except for a report filed on September 3, 1999 with respect to the sale of assets of the Company's Herculite Products, Inc. and Hercon Environmental Corporation subsidiaries.

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