Form 10KSB
period 2004-12-31
HEALTH CHEM CORP
filed 2006-07-31
CIK 46428

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2004

   |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from ___________ to _____________

                         Commission file number: 1-6787

                             HEALTH-CHEM CORPORATION
                 (Name of small business issuer in its charter)

           Delaware                                      13-2682801
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

101 Sinking Springs Lane, Emigsville, PA                   17318
----------------------------------------                   -----
(Address of principal executive offices)                 (Zip code)

Issuer's telephone number, including area code: 717-764-1191

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                          ----------------------------

         10.375% Convertible Subordinated Debentures due April 15, 1999
         --------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the issuer's revenues for its most recent fiscal year: $9,192,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $697,092 as of May 1, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,443,424 as of May 1, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS .................................................      3
PART I ............................................................................................      5
   ITEM 1.  DESCRIPTION OF BUSINESS ...............................................................      5
   ITEM 2.  DESCRIPTION OF PROPERTIES .............................................................     36
   ITEM 3.  LEGAL PROCEEDINGS .....................................................................     36
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................     37
PART II ...........................................................................................     37
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..............................     37
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .     40
   ITEM 7.  FINANCIAL STATEMENTS ..................................................................     53
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ..     53
   ITEM 8A. CONTROLS AND PROCEDURES ...............................................................     53
   ITEM 8B. OTHER INFORMATION .....................................................................     53
PART III ..........................................................................................     54
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(A) OF THE EXCHANGE ACT .....................................................     54
   ITEM 10. EXECUTIVE COMPENSATION ................................................................     55
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................................     59
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ......................................................     62
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ................................................     69
SIGNATURES ........................................................................................     70

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB for the years ended December 31, 2003 and 2004 ("Annual Report") contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These statements include, but are not limited to:

o statements relating to our ability to restructure our outstanding past due liabilities;

o statements as to the development of new products and the commercialization of products;

o statements as to the anticipated timing of clinical tests and other business developments;

o expectations as to the adequacy of our cash balances to support our operations for specified periods of time and as to the nature and level of cash expenditures; and

o expectations as to the market opportunities for our products, as well as our ability to take advantage of those opportunities.

      These statements may be found in the sections of this Annual Report entitled "Description of Business", "Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in this Annual Report generally. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in "Risk Factors" and elsewhere in this Annual Report.

      In addition, statements that use the terms "can," "continue," "could," "may," "potential," "predicts," "should," "will," "believe," "expect," "plan," "intend," "estimate," "anticipate," "scheduled" and similar expressions are intended to identify forward-looking statements. All forward-looking statements in this Annual Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from future results expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to control or predict. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results will differ, and may differ materially, from projected results as a result of certain risks and uncertainties. The risks and uncertainties include, without limitation, those described under "Risk Factors" and those detailed from time to time in our filings with the Securities and Exchange Commission, and include, among others, the following:

o our ability to restructure outstanding liabilities and continue as a going concern;

o     our ability to successfully develop and commercialize new products;

o a lengthy approval process and the uncertainty of the Food and Drug Administration and other government regulatory requirements;

o     the degree and nature of our competition;

o our continued ability to obtain certain raw materials from which we manufacture our products;

o     our ability to employ and retain qualified employees; and

o the other factors referenced in this Annual Report, including, without limitation, under the section entitled "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Description of Business."

      These risks are not exhaustive. Other sections of this Annual Report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or to the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. These forward-looking statements are made only as of the date of this Annual Report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

                                INTRODUCTORY NOTE

      Health-Chem Corporation has not filed a report under the Securities Exchange Act of 1934, as amended, which describes its business and financial condition since 1999, as more fully explained in PART I, Item 1, below. This Annual Report covers the years ended December 31, 2003 and 2004. In some cases, such as under the headings "Recent Sales of Unregistered Securities," "Equity and Related Stockholder Matters" and "Certain Relationships and Related Transactions" this report includes information from the period January 1, 1999 through December 31, 2004 because we believe this information is of particular interest and importance to investors.

      Health-Chem Corporation previously had filed annual reports on Form 10-K but is entitled to file this Annual Report on Form 10-KSB because it met the definition of "small business issuer" at the end of each of 2003, 2004 and 2005 (revenues and public float of less than $25 million).

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview.

      Health-Chem Corporation ("Health-Chem") and its subsidiaries (Health-Chem and its subsidiaries collectively may be referred to as "we", "us" or the "Company") manufacture controlled release products to deliver drugs topically or transdermally (transdermal patches). Currently, our sole product is a prescription transdermal patch which delivers nitroglycerin for use in the relief of angina pectoris (chest pain); however, we have the manufacturing capability to produce transdermal patches which deliver other medications. We manufacture our nitroglycerin patch both on a contract basis for specific clients and for sale to distributors and wholesalers for distribution in the United States. We manufacture our products in accordance with Good Manufacturing Practices, or GMP, prescribed by the United States Food and Drug Administration, or FDA, at our facility in Emigsville, Pennsylvania. We conduct the majority of our business through Transderm Laboratories Corporation ("Transderm"), of which Health-Chem owns 90% of the outstanding common stock.

Operations from 1999 through 2004.

      Health-Chem has not filed any of the annual or quarterly reports which it is required to file under the Securities Exchange Act since November 1999, when it filed a Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report") and quarterly reports on Form 10-Q for each of the first three quarters of 1999 (collectively, the "1999 Quarterly Reports"). Set forth below is a brief chronological account of the Company's operations since the date it filed its last reports under the Securities Exchange Act and the events which caused it to discontinue filing reports.

      In 1996, at the peak of operations, the Company employed 242 persons and generated $47.6 million in revenue. During this time, Health-Chem conducted its business primarily through its wholly-owned subsidiaries, Herculite Products, Inc. ("Herculite") and Pacific Combining Corp. ("Pacific"), and through its majority owned subsidiaries, Transderm and Hercon Environmental Corporation ("Hercon Environmental"), of which it owns 98.5%. The Company developed, manufactured and distributed products relying on or derived from laminated or coated films. The products included controlled release dispensers for prescription pharmaceuticals and over-the-counter pharmaceutical and cosmetic products (Transderm); reinforced synthetic fabrics for industrial and health care use (Herculite and Pacific); and controlled release dispensers for environmental chemicals (Hercon Environmental).

      In growing its business to the 1996 levels, Health-Chem had incurred debts and accumulated liabilities aggregating nearly $24 million at December 31, 1998. The liabilities included (i) approximately $10 million under a bank line of credit and term loan secured by all of the Company's assets (the "Bank Loan"),
(ii) $8 million of principal under certain convertible subordinated debentures due on April 15, 1999, which provided for payments to a sinking fund, as more fully described below ("Debentures") and (iii) $6 million of trade payables and other miscellaneous liabilities.

      After 1996, the Company's business began to decline, as reported in Health-Chem's annual report on Form 10-K for the year ended December 31, 1997. Net sales during 1997 decreased by 21% compared to 1996 due primarily to decreases in sales of the Company's two principal products, transdermal nitroglycerin patches and synthetic fabrics. Revenues continued to decline during 1998. The Company's financial and operating condition was subjected to additional pressures given the Company's inability to offer its new generation of transdermal products both because (i) approval of the Company's new generation transdermal nitroglycerin patch, which was expected during the first half of 1997, was delayed by the FDA, and (ii) a pending legal action against the Company alleging patent infringement by its new generation transdermal patch. These circumstances cast doubt about when, if ever, the Company would be able to offer its new transdermal patch product on a commercial basis and rendered management uncertain as to how the Company would generate revenues sufficient to satisfy its obligations going forward. On October 30, 1998, the Company received FDA market approval for its improved nitroglycerin patch but was prevented from selling products incorporating this technology because of the lawsuit. Sales of the older generation patch were diminishing rapidly.

      The Company's deteriorating financial condition required immediate attention and, beginning in November 1998, management took steps to restructure a portion of the Company's operations by discontinuing a portion of its synthetic fabric manufacturing operations and closing the Pacific plant. The restructuring reduced annual payroll expenses but did not generate cash for the Company. The continuing pressure to generate cash to service debt obligations prompted management to sell the assets of Herculite and Hercon Environmental to a management-led group that included two members of Health-Chem's Board of Directors, one of whom was its vice president of finance, and one other Health-Chem executive. The sale was concluded on August 19, 1999, pursuant to an agreement dated July 20, 1999 under which Health-Chem sold all of the assets of these two subsidiaries and the buyer assumed certain liabilities of these companies (the "Asset Sale"). Proceeds derived from the Asset Sale were used to repay all amounts outstanding under the Bank Loan ($9.8 million) and to make a $1.9 million payment on the Debentures, so that the Company's annual redemption obligations under the sinking fund provisions of the Debentures remained current. Management believed that these actions would provide the Company with additional time in which to increase cash flow from operations and secure new funding sources; however, notwithstanding the application of the proceeds from the Asset Sale, the Company continued to carry substantial liabilities and debt which it could not service, let alone satisfy, with the then current revenues.

      Since Health-Chem was unable to meet its payment obligations under the Debentures and had been unable to develop an effective plan with which to mitigate such conditions, management concluded that Health-Chem should present the financial statements included in the financial statements accompanying the reports it filed with the Securities and Exchange Commission, or SEC, on a liquidation basis, meaning that all assets and liabilities that were subject to binding sale agreements would be reflected at realizable values and Health-Chem would cease taking charges for depreciation on its remaining assets after the Asset Sale.

      On August 9, 1999, in advance of the closing of the Asset Sale, a major shareholder of Health-Chem initiated an action to enjoin the Asset Sale and compel Health-Chem to hold a shareholders meeting for the purpose of electing directors. The suit cited the following, among others reasons, in support of the request for injunctive relief: (i) Health-Chem had not filed any reports with the SEC since the third quarter of 1998, which prejudiced the shareholders because they were not fully apprised of the Company's grave financial condition and could not scrutinize the terms of the Asset Sale and management's other actions; (ii) management had failed to provide the plaintiff shareholder with the financial and operating information he had requested on numerous occasions which information otherwise would have been available to the public in reports Health-Chem was required to file with the SEC; and (iii) Health-Chem was in default under the Debentures and management had not developed a plan to satisfy obligations to its lenders or a business model which would return the Company to profitability. This lawsuit was settled and, on November 23, 1999, Health-Chem filed a Definitive Proxy Statement with the SEC, along with its annual report for the year ended December 31, 1998 and quarterly reports for the first three quarters of 1999.

      A new slate of directors prevailed in the proxy contest and assumed control of Health-Chem in February 2000. The new board members did not become fully apprised of the gravity of the Company's financial, operational and administrative condition until it was seated. All cash generated from the Asset Sale had been expended to satisfy the Bank Loan and reduce the sum outstanding on the Debentures, leaving the Company sufficient cash, as of February 2000, to operate at existing levels for less than eight weeks. Moreover, the Company was precluded from selling products incorporating its new generation transdermal drug delivery technology, which had been approved by the FDA in October 1998, because of the outstanding patent infringement action against the use of this technology by the Company. The Company had almost no inventory of its only remaining product available for sale. In short, the Company did not have any money and had no immediate prospects to generate revenue. Two members of the new Board of Directors resigned immediately when they ascertained the Company's financial condition, and another member resigned shortly thereafter.

      In the spring of 2000, management obtained a $1.6 million loan from a non-traditional lender at 15% interest secured by a mortgage on the Company's Pennsylvania facility in order to fund operations until the Company could begin generating revenues from product sales. During that period, management negotiated a license with the holder of the patent whose intellectual property the Company was ruled to have infringed in the patent litigation which permitted the Company to sell products incorporating the new transdermal drug delivery technology. In late summer 2000, when the proceeds of the mortgage loan were nearly exhausted, the FDA advised the Company that because it had obtained a new manufacturer for the release liner used in its new generation nitroglycerin patch, the FDA would require additional testing and new approval before the product could be sold, a process that could extend at least into the late winter of 2001.

      Faced with the prospect of at least six months and probably longer without revenue, and with no further borrowing capacity, the new board members were forced to choose between immediately ceasing the Company's operations and winding up its business or personally lending the Company funds to continue business operations. They chose the latter course, lending the Company nearly $1 million over a 2-year period, which loans were secured by second liens on the Pennsylvania facility and certain other Company assets. The funds were utilized to satisfy the Company's most important current obligations, including interest payments on the first mortgage, maintaining its manufacturing facility within FDA standards and retaining a skeleton staff. In an effort to reduce cash expenditures, the Company eliminated non-essential management personnel and put manufacturing personnel on indefinite furlough until the Company could resume normal manufacturing operations. In addition, management accrued all salaries during this period. The Company lacked the cash with which to satisfy its other outstanding obligations, which included $10,197,000 of principal plus interest accrued due under the Debentures through December 31, 2004, potential state taxes and trade and other payables.

      The Company received the additional FDA approval required for the new release liner in its second generation transdermal nitroglycerin patch in June 2001. The Company commenced marketing this product shortly thereafter but did not begin to generate material revenues from sales until 2003. Meanwhile, the Company had made no progress in reducing its liabilities, which, in fact, continued to grow. Moreover, the Company was on a cash on delivery basis with its most important suppliers and was forced to factor its accounts receivable, thereby further squeezing its margins and, hence, its cash availability.

      In June 2001, management sought to diversify the Company's business to reduce its reliance on its single nitroglycerin transdermal patch product and investigated a variety of strategies which could initiate a new and ongoing product pipeline. Toward that end, the Company leased and eventually purchased from a related party the key machinery and equipment of TCPI, Inc., a Florida-based manufacturer of medical diagnostic products, out of bankruptcy in December 2001. In February 2002, the Company organized a division which entered into a series of agreements pursuant to which (i) it licensed thirty diagnostic products derived from a common platform technology, (ii) it retained the inventor of these products to continue development work and (iii) arranged to manufacture the products at a leased facility located in Pompano Beach, Florida. The new diagnostic division purchased pregnancy test wands manufactured under the licenses and launched shipment of these products to European customers. However, the division was unable to manufacture the pregnancy test wands utilizing the equipment it purchased. Moreover, the Company brought to market only two additional diagnostic products of the thirty it licensed and generated minimal revenues from sales of these products. After sales of the pregnancy test products declined dramatically due to patent issues, and with continuing operating losses and cash flow drains, the Company divested itself of this division in 2004. Health-Chem became involved in protracted litigation with respect to the divestiture of this division and the decision of trial court in favor of Health-Chem remains on appeal.

      In May 2002, Health-Chem rehired a former financial officer on a part-time basis, though it was not until July 2002, when he was engaged on a full-time basis, that he began to establish accounting controls and procedures. It was not until late 2003 that Health-Chem's financial record keeping practices had been restored to a level that would prospectively allow it to prepare financial statements which could be audited, thereby allowing management to begin considering the preparation and filing of reports with the SEC.

      As indicated above, management points to two primary reasons for failing to file Exchange Act reports after 1998. First, the Company did not have sufficient cash to undertake activities other than maintaining a subsistence-level existence using minimal staff and satisfying only newly incurred obligations - i.e., then-current trade payables. Second, the absence of personnel essential to manage the Company's day-to-day operations beginning in 1999 created administrative chaos which was concentrated specifically in the area of record keeping, including financial record keeping.

The 10.375% Convertible Subordinated Debentures Due April 15, 1999.

      Certain Terms of the Debentures and the Indenture under which the Debentures were Issued.

      On April 15, 1981, the Company sold and issued 10.375% convertible subordinated Debentures due April 15, 1999 in the principal amount of $20 million under the terms of an Indenture between the Company and Bankers Trust Company (now Deutsche Bank Trust Company Americas), as trustee (the "Trustee"). Interest on the Debentures is payable semi-annually on April 15 and October 15 in each year. The Debentures are subject to the other principal terms described below:

      Conversion. The Debentures were convertible into shares of the Company's common stock at an initial conversion price of $20 per share subject, to adjustment in certain cases, through April 15, 1999. The conversion price of the Debentures was adjusted after issuance to $19.52 per share.

      Redemption. The Debentures were redeemable in whole or in part at any time after October 15, 1982 at the option of the Company on thirty days' notice. The Debentures initially were redeemable at 108.82% of the principal amount thereof decreasing to 100% of the principal amount if redeemed after April 15, 1991. The Debentures also were redeemable through the operation of a sinking fund described below at the principal amount thereof together with interest accrued thereon.

      Sinking Fund. The indenture governing the Debentures (the "Indenture") required the Company to provide for the retirement, by redemption, of Debentures in the aggregate principal amount of $1.5 million on April 15 of each year commencing in 1991 to and including 1998 through the operation of a sinking fund. The Company was entitled to reduce the amount of any sinking funds payment by the principal amount of Debentures (a) acquired by the Company and surrendered for cancellation (including converted Debentures) and (b) redeemed or called for redemption other than pursuant to the sinking fund.

      Subordination. The payment of the principal of and premium, if any, and interest on the Debentures is subordinated in right of payment to the prior payment of all "senior indebtedness" (as defined below) of the Company whenever created, incurred, assumed or guaranteed. Upon (i) the maturity of senior indebtedness by lapse of time, acceleration or otherwise or (ii) any distribution of the assets of the Company upon any dissolution, winding up, liquidation or reorganization of the Company, the holders of senior indebtedness are entitled to receive payment in full before holders of the Debentures are entitled to receive any payment. The term "senior indebtedness" is defined as the principal of and premium, if any, and interest on indebtedness whether outstanding on the date of the Indenture or created thereafter, (i) incurred or guaranteed by the Company for money borrowed from person, firms or corporations which engage in lending money (ii) evidenced by notes, bonds, or debentures of the Company under the provisions of an indenture or similar instrument or (iii) incurred assumed or guaranteed in connection with the acquisition of by the Company or a subsidiary of a business, and all renewals, extensions or refundings of any such indebtedness, unless the terms of the instrument creating the indebtedness specifically provide that such debt is not superior in right of payment to the Debentures.

      Dividend Restriction. The Indenture provides that the Company shall not
(i) declare or make any distribution on its capital stock or to its stockholders (other than dividends payable in its capital stock) or (ii) purchase, redeem or otherwise acquire or retire for value any of its capital stock or permit any subsidiary to do so, if at the time of such action, an event of default under the Debentures (as described below) shall have occurred and be continuing or if upon giving effect thereto, the aggregate amount expended for all such purposes subsequent to December 31, 1980 shall exceed the sum of (A) 50% of the aggregate consolidated net income (or net deficit) accrued subsequent to December 31, 1980 or (b) the aggregate net proceeds received by the Company from the issue or sale of capital stock of the Company after December 31, 1980 and (c) the aggregate net proceeds received by the Company from the issue or sale of any indebtedness of the Company (other than the Debentures) after December 31, 1980 which is subsequently converted into capital stock of the Company subject to certain exceptions.

      Events of Default. Events of default under the Debentures include (i) failure to pay interest for 30 days, failure to pay principal or any sinking fund installment when due; (ii) the failure to perform any other covenants under the Indenture for 60 days after notice; (iii) the default by the Company or any of its subsidiaries under any instrument evidencing or securing any indebtedness resulting in the acceleration of outstanding indebtedness in excess of $250,000, which is not rescinded or annulled and (iv) the occurrence of certain events of bankruptcy, insolvency or reorganization.

      Upon an event of default, the Trustee or the holders of at least 25% in aggregate principal amount of all Debentures may declare the outstanding principal of the Debentures plus all accrued and unpaid interest immediately due and payable.

      Performance under the Debentures.

      With respect to the Debentures:

o     No Debentures have been converted into common stock.

o From 1981 through 1998, the Company paid interest on the Debentures as it became due from cash flow from operations.

o The Company satisfied its obligations under the sinking fund provisions of the Indenture by redeeming or repurchasing Debentures in the principal amount of $1.5 million from 1991 through 1998. From 1991 through 1997, the Company redeemed Debentures from cash flow from business operations. In 1998, the Company satisfied its redemption obligation under the sinking fund requirements of the Debentures by application of $.3 million Debentures previously repurchased or redeemed and by calling for redemption of the remaining $1.2 million, which sum it borrowed under its term loan.

o The Company made a $1.9 million payment on its debt obligations in respect of the Debentures out of the proceeds of the sale of assets of Herculite and Hercon Environmental in August 1999. The Company has not made any principal or interest payments with respect to the Debentures since August 1999 and as of December 31, 2004, the Company owed $6.1 million principal amount on the Debentures and approximately $4.1 million in interest.

      In April 1999, the Company defaulted on its obligations to repay the $8.0 million in principal then outstanding as well as the accrued interest of $.4 million due on the Debentures at maturity. The Company has remained in sporadic contact with the Trustee for the Debentures since it defaulted but has not had the funds to make any payments or principal or interest since August 1999. On several occasions, including by letter dated December 6, 2004 and most recently by telephone conversations, the Trustee has requested a meeting to discuss the status of the Company and its plans for repaying the Debenture holders and has suggested that the Company call a shareholders meeting for such purpose.

Subsequent Agreements Bearing on the Debentures and the Indenture.

      As a result of our inability to pay the Debentures when they became due in April 1999 and our continuing default thereunder, in August 1999, the Company and its subsidiaries entered into two agreements with the Trustee. Under a Security and Pledge Agreement, the Company granted to the Trustee a first priority security interest in the $550,000 escrow deposit created at the closing of the sale of assets of its Herculite and Hercon Environmental subsidiaries on August 19, 1999. Pursuant to a second agreement with the Trustee, the Company agreed: (i) to exercise its best efforts to effect a repayment plan to pay the Debentures at the earliest practical date; (ii) that pending a repayment plan, it will not make any payments to insiders except for salaries and benefits due and becoming due to them and that insiders can receive pari passu payments on Debentures they hold; and (iii) to give the Trustee not less than two business days' notice before engaging in any extraordinary transactions.

      In June 2004, the Company entered into a Tolling Agreement with the Trustee which provided, among other things, that (i) all potential actions which the Trustee or any Debenture holder could have asserted against the Company as of the date of the agreement would survive until the termination of the agreement and would not be extinguished by reason of the statute of limitations, contractual restrictions, equitable doctrine or other basis under federal or state law which would prevent the Trustee or any Debenture holder from commencing any action or claim under the Debentures; (ii) all provisions of the Indenture would remain in full force and effect; and (iii) the agreement would terminate on the earlier of April 15, 2006 or 120 days after the Trustee shall have received from the Company or the Company shall have received from the Trustee or a majority of the holders of Debentures then outstanding, a notice stating that the agreement shall be terminated 120 days after receipt thereof. In March 2006, the parties entered into a second Tolling Agreement which expires on the earlier of April 15, 2007 or 120 days after the Trustee shall have received from the Company or the Company shall have received from the Trustee or a majority of the holders of Debentures then outstanding, a notice stating that the agreement shall be terminated 120 days after receipt thereof.

      We have not commenced negotiating with the Trustee as to restructuring of the debt represented by such instruments. Any failure to enter into an agreement with the Trustee to restructure the repayment provisions of the Debenture on terms favorable to us could have a material negative impact on our Company, as more fully described under the heading "Risk Factors."

Transdermal Delivery Systems.

      Transdermal systems deliver drugs through the skin into the bloodstream. These systems utilize a special membrane to control the rate at which the liquid drug contained in the patch can pass through the skin and into the bloodstream (plasma). Transdermal drug delivery involves the inherent challenge of overcoming the skin barrier. Skin protects the body from the environment very effectively and generally is only permeable to small molecule, lipophilic (oil soluble) drugs which require only limited dose sizes. Transdermal delivery systems, therefore, not only have to provide drug to the skin under stable conditions in controlled dosages and in a format convenient to the patient, but also serve to locally increase the permeability of skin to larger, charged, or hydrophilic (easily dissolved in water) drug molecules while minimizing irritation.

      The first transdermal patch was approved by the FDA in 1979. It contained the drug scopolamine used to prevent the nausea and vomiting associated with motion sickness. In 1981, the FDA approved a patch for nitroglycerin and today patches have been approved to deliver 15 molecules spanning 35 different drugs, including combination patches utilized for, among other purposes, contraception and hormone replacement.

      The first transdermal systems consisted of plastic dipped into a drug that was dissolved in alcohol. The plastic had an adhesive around the edges. These patches created a significant number of skin reactions and frequently became dislodged from the skin. Second, third and fourth generation patches have been developed which have significantly advanced adhesion properties, delivery control and skin permeability. There are four major types of transdermal drug delivery systems in use today: single layer drug-in-adhesive systems, multi-layer drug-in-adhesive systems, reservoir transdermal systems and matrix systems. The basic components of current transdermal delivery systems include the drug(s) either incorporated directly into the adhesive or dissolved or dispersed in a reservoir or inert polymer matrix; an outer backing film of paper, plastic, or foil; and a pressure-sensitive adhesive that anchors the patch to the skin. Developments and improvements to transdermal systems are being made rapidly.

      Transdermal drug delivery has numerous advantages over conventional drug delivery methods. In contrast to orally delivered drugs, compounds entering the body through the skin escape first-pass metabolism in the liver (which may destroy the drug), often resulting in higher bioavailability of the drug. Transdermal delivery is effective for use in nauseous patients because there are few or no gastrointestinal effects from the drug itself and is useful for those drugs that have poor oral uptake, need frequent administration or that interact with stomach acid and allows effective use of drugs with short half-lives that otherwise require large initial doses (bolus dosing) to achieve desired drug levels (e.g., nitroglycerin). As a result, the side effects, or variability in therapeutic effect due to peaks and troughs in plasma concentration, that are seen with bolus administration are minimized. In contrast to intravenous drug delivery, transdermal administration is noninvasive and poses little risk of infection. It is also relatively easy for patients to apply and remove a transdermal system.

      Although transdermal drug delivery patches have a relatively short regulatory history compared to other, more traditional dosage forms, the technology has a proven record of FDA approval. Since the first transdermal patch was approved in 1979, the FDA has approved more than 35 transdermal patch products spanning 15 molecules. In 2001, the US transdermal market approached $1.2 billion and was based on 11 drug molecules. By the end of 2003, the market for transdermal patches was based on 15 drug molecules and growing at an annual revenue rate of 12 percent with a worldwide market of approximately $3 billion, with the U.S. constituting about $1.7 billion (56%) of the market.

Our Nitroglycerin Transdermal Patch.

      In 1986, we introduced the first FDA-approved generic transdermal nitroglycerin patch into the United States market. Currently, we manufacture and market a transdermal nitroglycerin patch which provides relief from angina pectoris or angina.

      Angina pectoris, or "heart pain," is the chest discomfort that occurs when the blood oxygen supply to an area of the heart muscle does not meet the demand. Blood returning from the body in the veins must be pumped by the heart through the lungs and into the arteries against the high pressure in the arteries. In order to accomplish this work, the heart's muscle must produce and use energy. The production of energy requires oxygen. Angina is due to an inadequate flow of blood (and oxygen) to the muscle of the heart. In most cases, the lack of blood supply is due to a narrowing of the coronary arteries as a result of arteriosclerosis. Angina is usually felt as a squeezing, pressure or tightening across the chest, particularly behind the breastbone and often radiates to the neck, jaw, arms, back, or even the teeth. Angina usually occurs during exertion, severe emotional stress, or after a heavy meal. During these periods, the heart muscle demands more blood oxygen than the narrowed coronary arteries can deliver. Angina typically lasts from 1 to 15 minutes and is relieved by rest or by administering nitroglycerin, also known as glycerin trinitrate. It is believed that all nitrates, including nitroglycerin, correct the imbalance between the flow of blood and oxygen to the heart and relieves the work that the heart must do by dilating the arteries and veins in the body. Dilation of the veins reduces the amount of blood that returns to the heart that must be pumped. Dilation of the arteries lowers the pressure in the arteries against which the heart must pump. As a consequence, the heart works less and requires less blood and oxygen. Additionally, nitroglycerin preferentially dilates blood vessels that supply the areas of the heart where there is not enough oxygen, thereby delivering oxygen to the heart tissue that needs it most.

      Since no one holds a valid patent covering nitroglycerin, which would grant to the patent holder the exclusive right to sell the drug while the patent is in effect and which is intended to protect the holder's development investment, others can seek to obtain FDA approval to sell nitroglycerin based products, assuming the proposed product meets certain specific criteria, by submitting an Abbreviated New Drug Application, or ANDA. The ANDA approval process can be substantially quicker and significantly less expensive than the new drug approval process because the applicant can rely on results collected from clinical trials conducted by the new drug developer.

      Our nitroglycerin transdermal patch comprises a multi-layer drug-in-adhesive system wherein the medication and all the excipients (the inert substance used as a diluent or vehicle for a drug) are incorporated into a membrane between two distinct drug-in-adhesive layers under a single backing film. Our patch is comprised of three layers; a transparent outer backing layer composed of a composition plastic film and printed with the name of the drug and strength; nitroglycerin in a acrylic-based polymer adhesive with a cross-linking agent; and a protective, translucent peelable liner which covers the second layer and must be removed prior to use. Our nitroglycerin transdermal patch is AB2 rated, which means it is considered bioequivalent to Novartis' NitroDerm(TM) product based on clinical trial data. Our patch is a one-day use patch and is sold in shelf cartons, with each shelf carton containing thirty patches. Our patch is produced in three different dosage sizes, with each size delivering different milligrams per hour (mg/hr) amounts of nitroglycerin to the patient. The three sizes are: 0.2mg/hr, 0.4mg/hr and 0.6mg/hr.

      Our second generation transdermal patch technology developed during the mid 1990's, as described above, incorporates certain technology which, unbeknownst to us at the time of development, was the subject of a patent held by Key Pharmaceuticals, Inc., or Key, a subsidiary of Schering-Plough Corporation. In December 1997, Key obtained a court order enjoining us from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe Key's patent, before the expiration of Key's patent on February 16, 2010. In March 2000, we acquired a non-exclusive license from Key to manufacture, use, import, sell and offer for sale any drug-in-adhesive transdermal nitroglycerin patch product developed by the Company either before or during the term of the license which provided for the payment of a royalty per unit sold in amounts ranging from $2 to $3, based upon the dosage delivered. The license extends to February 16, 2010, the expiration of Key's patents. We have not made royalty payments under our license with Key and as of December 31, 2004 we owed aggregate royalties to Key of approximately $4,522,000. We recently entered into discussions with Key with respect to payment of past due royalties. Any failure to negotiate a repayment agreement with Key on terms favorable to us could have a material negative impact on our Company, as more fully described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Research and Development.

      Our primary research and development strategy is to identify generic drugs which can be delivered transdermally, which are suitable for delivery utilizing our patch technology and which we believe have substantial market potential or for which a product niche may exist. We may also explore developing transdermal products that use approved drugs that currently are being delivered to patients through means other than transdermal delivery. In addition, we may seek to supplement our research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies.

      By focusing on bringing new products to market based upon unprotected, generic drugs that are then being delivered transdermally, we will not have to bear the same level of research and development and other expenses associated with bringing a new drug formulation to market. Thus, we believe that we would be able to charge significantly less for a product, a decided competitive advantage in our industry, given that managed care organizations typically favor generic products over brand name drugs, and governments encourage, or under some circumstances mandate generic drugs.

      We currently are developing transdermal products for two companies, one of which has engaged us to assist in the development of two drug formulations to be delivered transdermally. In all cases, we act as an independent contractor for the party that engaged us and said party owns all intellectual property which may emanate from the projects we are retained to complete or the services which we render.

      In February 2001, we entered into a series of agreements with Ranbaxy Pharmaceuticals Inc., or Ranbaxy, namely a Product Purchase Agreement, Development Assistance Agreement and Finished Goods Supply Agreement. Under these agreements, we:

      o granted a worldwide, non-exclusive, royalty-free license to Ranbaxy to use certain intellectual property we developed relating to the transdermal delivery of a certain generic pharmaceutical compound;

      o acquired a license from Ranbaxy to use certain intellectual property it had developed in connection with the pharmaceutical compound and were retained by Ranbaxy to assist in the development of commercial products to deliver the pharmaceutical compound transdermally; and

      o agreed to supply the products which may be developed and approved by the FDA exclusively to Ranbaxy which agreed to purchase from us all of its requirements for such products from us on an exclusive basis.

      We currently are performing under the Product Purchase Agreement, including producing a supply of the pharmaceutical compound to permit Ranbaxy to complete pilot bioequivalence study results which will be filed with the ANDA with the FDA.

      Under our Development Assistance Agreement with Ranbaxy, we have undertaken to provide certain services, including, completing the development of the initial formulation of the pharmaceutical compound for transdermal delivery, demonstrating that our production techniques can be scaled-up to meet anticipated production runs of the transdermal patch, providing all laboratory data relating to the utilization of our patch technology for this pharmaceutical compound, completing documentation necessary for GMP production of the product, providing dosage forms for the pilot and bioequivalence studies, conducting the pilot and other studies and providing underlying documentation required for Ranbaxy to gain regulatory approval for the product and support Ranbaxy's ANDA filing. We are performing under this agreement as requested by Ranbaxy

      Under our Finished Goods Supply Agreement, Ranbaxy granted us a license to utilize certain intellectual property we will require for the manufacture of the products which are the subject of the agreement and we have agreed to supply Ranbaxy with such product in the strengths and amounts as Ranbaxy may require for its bioequivalence studies. Thereafter, assuming Ranbaxy's ANDA for this product is approved by the FDA, of which neither we nor Ranbaxy can be certain, we will manufacture and supply Ranbaxy with all of its commercial requirements of the product, subject to its right to acquire the product elsewhere if we are unable to furnish the supplies it requires, under the circumstances provided in the agreement. We have agreed to sell the product exclusively to Ranbaxy. We also have agreed to conform to GMP's in connection with the manufacture of the product and otherwise supply product in conformity with Ranbaxy's specifications as enumerated in the agreement which relate to quality control, packaging and labeling, among other things. Ranbaxy will pay us fixed prices for the products of various dosages and a royalty in excess of the per product price in the event it achieves certain net sales milestones. The agreement has a ten-year term from the date of the first commercial sale of the products. We have agreed to indemnify Ranbaxy for damages resulting from, among other things, our formulation or manufacturing of the product and Ranbaxy has agreed to indemnify us for damages relating to regulatory improprieties.

      In June 2004, we entered into a Development, Manufacturing and Supply Agreement with Ranbaxy relating to a generic pharmaceutical compound subject to transdermal delivery. Under the agreement, we have been engaged to manufacture and supply products for use both in connection with Ranbaxy's regulatory approval requirements and ANDA application and thereafter, if FDA approval is granted, of which neither we nor Ranbaxy can be certain, on an ongoing basis to meet its requirements. In furtherance of our efforts, Ranbaxy extended a loan to us in the amount of $166,664 to purchase certain equipment required in connection with our obligations under the agreement which is repayable by offsetting amounts payable for product which may eventually be purchased from us, agreed to pay for the active pharmaceutical ingredient incorporated into the product during the trial phases and to pay for a contract research organization to conduct bioequivalence studies of the proposed product. Our obligations under this agreement are similar to those in our agreement with Ranbaxy described above. For example, we have agreed to conform to GMP's in connection with the manufacture of the product and otherwise supply product in conformity with Ranbaxy's specifications as enumerated in the agreement which relate to quality control, packaging and labeling, among other things, and in accordance with all applicable laws. The successful completion of the development portion of the agreement could yield us an aggregate of $678,800 of gross revenues, payable in tranches upon achieving certain milestones. Ranbaxy will purchase products from us calculated in relation to the price we pay for the underlying pharmaceutical ingredient and in the event that the price for said ingredient exceeds the maximum amount set forth in the agreement, Ranbaxy may terminate the agreement as to that specific product. We have agreed to indemnify Ranbaxy for damages resulting from, among other things, our development and related obligations under the agreement and Ranbaxy has agreed to indemnify us for damages relating to regulatory improprieties.

      In April 2006, we entered into a Development, Manufacturing and Supply Agreement with Cure Therapeutics, Inc., or CTI, relating to the development of a transdermal patch which delivers two generic pharmaceutical compounds which will be utilized for new indications (i.e., the treatment of conditions not covered by the original FDA approval) for such drugs. Under the agreement, CTI engaged us to undertake all processing of the pharmaceutical compound for the purpose of filing a new drug application, or NDA, with the FDA and to manufacture and supply sufficient quantities of the compound required for obtaining approval of the NDA. Our engagement is divided into three stages: technology transfer, formulation optimization, and scale-up; FDA phase 2 clinical trial batch manufacturing; and FDA phase 3 clinical trial batch manufacturing. Our obligations under the agreement include all manner of analyzing, testing, optimizing the formulation of or process by which clinical trial products are made, creation of dedicated tooling, scaling-up our manufacturing facility to produce commercial quantities of product, finishing, packaging, inspecting, labeling and preparing product for shipment, all as required under applicable law. In addition, we are required to maintain data and records with respect to all aspects of the foregoing for the specific purpose of filing same with the FDA with respect to the NDA and to report to CTI with respect to each phase of the process. CTI pays us fees upon our successful completion of milestones enumerated in the agreement. We are currently working on the first stage under the agreement. CTI has agreed, at its own cost and expense, to engage a contract research organization to conduct safety and efficacy studies of the clinical trial products we manufacture and, in the event that such studies fail to demonstrate the safety or efficacy of such products, CTI may terminate the agreement. We have agreed to conform to GMP's in connection with the manufacture of the product and otherwise supply product in conformity with CTI's specifications as enumerated in the agreement which relate to quality control, packaging and labeling, among other things, and in accordance with all applicable laws. We have agreed to indemnify CTI for damages resulting from, among other things, our performance of or failure to perform our obligations under the agreement and CTI has agreed to indemnify us for damages relating to regulatory improprieties. Each party has agreed to maintain the confidentiality of the other's confidential information. The agreement has a term of two years but is subject to prior termination by either party in the event of a material breach by the other party and by CTI for any reason at any time upon written notice. The parties recognize the possibility that no commercial product may arise from their efforts.

      We are also conducting a number of feasibility studies on transdermal products which we may develop independently or on behalf of client companies and are pursuing additional contract manufacturing opportunities. We do not undertake clinical studies. As a contract manufacturer for developing products, it would be the responsibility of our client to undertake and absorb the cost of these clinical studies, including preparing and filing all documents required by the FDA. We would, however, perform routine chemical analysis of these products to determine if they meet proposed product specifications.

      For the years ended December 31, 2004 and 2003, we spent $414,000 and $418,000, respectively, for research and development activities. Our research and development expense may vary significantly from quarter to quarter and year to year depending on product development cycles, the timing of clinical studies and whether we or a third party are funding development. These variations in research and development spending may not be accurately anticipated and may have a material effect on our results of operations. Currently, research and development personnel engage in assisting with technical transfers of existing formulation and test methodology to our production facility. In addition, our personnel perform small scale development work on behalf of clients, including producing hand cut transdermal patches on a research laminator for analytical testing or performing permeation studies to show how drug formulations penetrate a skin layer. Our personnel also work on improving test methods that may impact day to day testing requirements for commercial products. We periodically outsource analytical testing due to either lack of equipment on-site or cost justification due to the test not being of a routine nature.

      The time necessary to complete clinical trials and the regulatory process to obtain marketing approval varies significantly. We cannot assure that we will have the financial resources necessary to complete products which we propose to develop, that those projects to which we dedicate resources will be successfully completed, that we will be able to obtain regulatory approval for any such product, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed. Similarly, we cannot assure that our competitors, most of which have greater resources than we do, will not develop and introduce products that will adversely affect our business and results of operations.

Manufacturing.

      We conduct our manufacturing operations in a single facility comprised of an approximately 61,000 square foot building located on approximately 3.5 acres in Emigsville, Pennsylvania. The Company's products are manufactured in accordance with GMPs prescribed by the FDA. The FDA visited the Company in November 2003 and issued an establishment inspection report. The report indicated that there were no objectionable conditions or practices noted during their review. The FDA also inspected the Company in June 2006 and has not yet issued an establishment inspection report. However, the FDA did inform us that they would not be issuing a Form FDA 483 (Inspectional Observations) report. The FDA uses the Form FDA 483 report to communicate all observations of objectionable conditions noted during their inspection process. This facility has also been licensed by the United States Drug Enforcement Administration ("DEA") to research and manufacture products containing Schedule II controlled substances. To bring new products to market as quickly as possible, we will seek to have the manufacturing capacity to produce the new product prior to obtaining FDA approval.

      Our products are manufactured according to current GMPs as specified by federal regulations which require us to maintain and update procedures and specifications as provided under federal law. We must maintain records that demonstrate the application of raw materials from receipt to use in a finished product. In addition, any complaints received must be documented and investigated. We are obligated to submit to the FDA reports covering our marketed products that include both chemistry information and adverse event information on an annual basis. If current GMPs are not adhered to, the FDA and courts can seek an injunction barring commercial distribution of our products.

      The manufacture of advanced transdermal drug delivery systems requires specialized skills in several areas, as well as specialized manufacturing equipment. The Company's process development and design engineers work closely with the research and development department starting early in the product design stage, resulting in efficiencies in the manufacturing development process. All scale up work (spanning the gamut of initial research on a potential product to large-scale manufacturing for clinical and stability work), commencing with initial product development trials, is conducted on full-size, completely functional manufacturing equipment, reducing delays in the development and approval process and smoothing the transition to commercial production. Some of this equipment is manufactured in-house; the balance is fabricated by outside manufacturers to the Company's specifications. The Company believes that this equipment provides a decided advantage in the manufacture of the complex multi-layer systems necessary for successful transdermal drug delivery. The Company currently has assembly packaging equipment in place having a single shift capacity of over 24 million patches annually. The Company believes that its current manufacturing facility is adequate for its intended purpose and will be sufficient for product expansion for the foreseeable future.

      As part of the manufacturing process, the Company has developed and performs appropriate quality control procedures including testing of all raw materials and finished product. Quality Control procedures are specific checks and balances performed on raw materials and finished product to ensure materials adhere to the predetermined specifications.

      Several raw materials used in the manufacture of the Company's products are only available from single sources, all of which are domestic companies. These materials have generally been available to the Company and the pharmaceutical industry on commercially reasonable terms. To date, the Company has not experienced difficulty acquiring necessary materials. The Company will seek to negotiate supply agreements, as appropriate, for certain components.

      Any curtailment in the availability of such raw materials could result in production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on our business and results of operations. In addition, because most raw material sources for transdermal patches must generally be approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales, customers and market share.

      We do not believe that compliance with federal, state or local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has or will have any material effect upon our capital expenditures, earnings or competitive position. There can be no assurance, however, (i) that changes in federal, state or local laws or regulations, changes in regulatory policy or the discovery of unknown problems or conditions will not in the future require substantial expenditures, or (ii) as to the extent of the Company's liabilities, if any, for past failures, if any, to comply with laws, regulations and permits applicable to its operations. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products.

Marketing and Sales.

      We have contracted with a full-service sales and marketing outsourcing company that focuses on generic and branded pharmaceutical companies to handle the majority of the sales and marketing efforts for our transdermal nitroglycerin product. This company monitors client sales, as well as examines our competition in order to anticipate and recommend changes to our sales, marketing and promotional strategy. This company also assists in providing the industry contacts to reach all distribution channels.

      We have engaged Cardinal Health, Inc. as a non-exclusive distributor of our transdermal patches pursuant to an agreement dated October 1, 2001. We sell product to Cardinal at our list price and Cardinal is entitled to receive certain discounts and rebates as stipulated in the agreement. During the years ended December 31, 2003 and 2004, Cardinal purchased products representing in excess of 10% of our total sales.

      We market our products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. We also market our products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as "indirect customers." We may enter into agreements with our indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler whom they actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers which establish contract pricing for certain products which the wholesalers provide.

Competition.

      The market for our nitroglycerin transdermal patches is highly competitive. Because nitroglycerin is generic drug, companies willing and able to comply with FDA and other applicable regulations can produce nitroglycerin based products. Moreover, nitroglycerin can be administered utilizing a wide array of conventional and alternate forms of drug delivery. Accordingly, our product faces intense competition from a diverse group of domestic and multinational companies most of which possess significantly greater financial and personnel resources than we do and that includes:

o large conglomerates of which pharmaceutical nitroglycerin formulations, including nitroglycerin based products, represent only a portion of the products they offer;

o pharmaceutical companies of all sizes which focus on the development of advanced transdermal systems which deliver nitroglycerin;

o pharmaceutical companies which offer nitroglycerin based products other than transdermal patches or other formulations which relieve angina; and

o     companies that offer alternate non-drug therapies.

      In addition, medical science is constantly evolving and the entities against which compete may change in the future. As developments in medicine are made, drugs and delivery methods may become obsolete or fall out of favor with physicians.

      Most of our competitors have substantially greater financial resources and larger research and development staffs than we do and may have substantially greater experience in developing products, in obtaining regulatory approvals and in manufacturing and marketing pharmaceutical products. Many other pharmaceutical companies have the financial resources to acquire the skills necessary to develop transdermal systems.

      Advances in transdermal patch technology have intensified over the last several years. As new materials have been developed which allow for more efficient delivery of drugs through the patch membrane and adhesive, manufacturers have been able to develop smaller patches which are more comfortable for the user. New adhesive technologies have recently been incorporated into patches which have selective adhesive properties once in contact with the skin, exhibit substantial strength of initial adhesion and duration of adhesion and are compatible with skin and various drug molecules. Other advances in patch technology include the development of chemical penetration enhancers, substances that make the skin more permeable and allow drug molecules to cross the skin at a faster rate, and the development of micro-needles to enlarge the skin pores through which drugs flow. In addition, active transdermal patches which use energy, such as electricity and ultrasound, to enhance the extent and rate at which pharmaceutical compounds cross the skin and which will allow for larger drug molecules to be delivered transdermally, are being developed at a rapid rate. All of these new transdermal technologies could supplant our technology and render our product obsolete.

      Since we manufacture a generic drug product and are not subject to the myriad of factors which impact drug developers, such as high development costs and establishing name and brand recognition, we believe that the principal factors that bear upon our competitive position are price, consistency and quality of product, our ability to deliver product on a timely basis, reliability and patient convenience. We have been manufacturing nitroglycerin patches for nearly twenty years and believe that we have gained significant experience that contributes to our ability to compete effectively in the market. The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, effect distribution of its products, obtain patent protection and secure adequate capital resources.

Patents and Proprietary Rights.

      We seek to obtain patent protection on our delivery systems and manufacturing processes whenever possible. We have obtained eleven United States and foreign patents and trademarks relating to our transdermal delivery systems and manufacturing processes. While we view our patents and trademarks as a valuable asset, we do not consider any single patent or trademark to be of material importance to our business as a whole.

      As a result of changes in United States patent law under the General Agreement on Tariffs and Trade and the accompanying agreement on Trade-Related Aspects of Intellectual Property Law, which took effect in their entirety on January 1, 1996, the terms of some of our existing patents have been extended beyond the original term of seventeen years from the date of grant. Our patents filed after June 7, 1995 will have a term of twenty years computed from the effective filing date.

      We are unaware of any challenge to the validity of our patents or of any third party claim of patent infringement with respect to any of our products, in either case that could have a material adverse effect on our business or prospects.

      Although there is a statutory presumption as to a patent's validity, the issuance of a patent is not conclusive as to such validity, or as to the enforceable scope of the claims of the patent. We cannot assure that our patents or any future patents will prevent other companies from developing similar or functionally equivalent products. We cannot assure that we would have the resources to prosecute an action to enforce our patent rights against an alleged infringer or that we would be successful in any infringement action that we elect to bring. Likewise, we cannot assure that we would have the resources to defend an infringement action or that we would be successful in any such defense. Furthermore, we cannot assure that any of our future processes or products will be patentable, that any pending or additional patents will be issued in any or all appropriate jurisdictions or that our processes or products will not infringe upon the patents of third parties. In addition, since our patents typically cover our product formulation rather than the compound being delivered, competitors may seek to create functionally equivalent products (i.e., patches delivering the same compound over the same time period to treat the same indication) that avoid our patents. In those cases, we may face competition from functionally equivalent products even before our patents expire.

      We also attempt to protect our proprietary information under trade secret and confidentiality agreements. Generally, our agreements with each employee, client, consultant and agent contain provisions designed to protect the confidentiality of our proprietary information. There can be no assurance that these agreements will not be breached, that we will have adequate legal remedies as a result thereof, or that our trade secrets will not otherwise become known or be independently developed by others.

Government Regulation.

      Our operations are subject to extensive regulation by governmental authorities in the United States and in other countries in which we or our distributors may sell products which we manufacture in the future with respect to the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products and the possession and use of controlled substances. We devote significant time, effort and expense to address the extensive government regulations applicable to our business.

      The marketing of pharmaceutical products requires the approval of the FDA in the United States. The process for obtaining such approval varies depending upon the nature of the product we are seeking to manufacture and sell. The FDA has established regulations, guidelines and safety standards, which apply to the pre-clinical evaluation, clinical testing, manufacturing and marketing of pharmaceutical products. New drugs or drugs to be delivered by a new route of administration are subject to a more lengthy approval process. Typically, drugs that, among other factors, have been previously approved by the FDA are subject to a less stringent, less time consuming and less expensive approval process.

      The process of obtaining FDA approval for a new product may take several years or more and is likely to involve the expenditure of substantial resources. The steps required before a product can be produced and marketed for human use typically include: (i) pre-clinical studies; (ii) submission to the FDA of an Investigational New Drug Exemption ("IND"), which must become effective before human clinical trials may commence in the United States; (iii) adequate and well controlled human clinical trials; (iv) submission to the FDA of a New Drug Application ("NDA"); and (v) review and approval of the NDA by the FDA. Approval of a product by the FDA does not serve as a guaranty of the product's safety or efficacy.

      Generally, products with new active ingredients, new indications, new routes of administration, new dosage forms or new strengths require an NDA to be filed with the FDA. An NDA requires that complete clinical studies of a product's safety and efficacy be submitted to the FDA, the cost of which is substantial. These costs can be reduced, however, for delivery systems that utilize approved drugs. In these cases, the company seeking approval may refer to safety and toxicity data reviewed by the FDA in its approval process for the innovator product. In addition, a supplemental NDA may be filed to add an indication to an already approved product.

      Since we expect that any new products we may bring to market will contain drugs previously approved by the FDA for transdermal delivery, an abbreviated approval process may be available. Such products must have, among other requirements, the same active ingredient(s), indication, route of administration, dosage form and dosage strength as an existing FDA-approved product covered by an NDA, if clinical studies have demonstrated bio-equivalence of the new product to the FDA-approved product covered by an NDA. For this abbreviated process, we would submit an ANDA to the FDA instead of an NDA. Under FDA ANDA regulations, companies that seek to introduce an ANDA product must also certify that the product does not infringe on any approved product's patent listed with the FDA or that such patent has expired. If the applicant certifies that its product does not infringe on the approved product's patent or that such patent is invalid, the patent holder may institute legal action to determine the relative rights of the parties and the application of the patent. Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Act"), the FDA may not finally approve the ANDA until the later of thirty months from the date of the legal action or a final determination by a court that the applicable patent is invalid or would not be infringed by the applicant's product.

      With respect to any new products we may seek to develop, the results of our product development and pre-clinical and clinical studies (if necessary) will be submitted to the FDA as an NDA or ANDA for approval. If an application is submitted, there can be no assurance that the FDA will review and approve the NDA or ANDA in a timely manner. The FDA may deny an NDA or ANDA if applicable regulatory criteria are not satisfied or it may require additional clinical testing. Even if such data is submitted, the FDA may ultimately deny approval of the product. Further, if there are modifications to the drug, including changes in indication, manufacturing process, labeling, or a change in manufacturing facility, an NDA or ANDA notification may be required to be submitted to the FDA and FDA approval required prior to implementation of the change. Product approvals may be withdrawn after the product reaches the market if compliance with regulatory standards is not maintained or if problems occur regarding the safety or efficacy of the product. The FDA may require testing and surveillance programs to monitor the effect of products that have been commercialized, and has the power to prevent or limit further marketing of these products based on the results of these post-marketing programs.

      Manufacturing facilities are subject to periodic inspections for compliance with the FDA's good manufacturing practices regulations and each domestic drug manufacturing facility must be registered with the FDA. In addition, our manufacturing operations must be registered with the Pennsylvania Department of Health. In complying with standards set forth in these regulations, we must expend significant time, money and effort in the area of quality assurance to ensure full technical compliance. Facilities handling controlled substances, such as ours, also must be licensed by the DEA, and are subject to more extensive regulatory requirements than those facilities not licensed to handle controlled substances. We also require approval of the DEA to obtain and possess controlled substances. We produce transdermal drug delivery products in accordance with United States regulations for manufacturing process validation studies and commercial sale. FDA approval to manufacture a drug product is site specific. In the event our approved manufacturing facility becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect our business and results of operations.

      Failure to comply with governmental regulations may result in fines, warning letters, unanticipated compliance expenditures, interruptions or suspension of production and resulting loss of sales, product seizures or recalls, injunctions prohibiting further sales, withdrawal of previously approved marketing applications and criminal prosecution.

      Our activities are subject to various federal, state and local laws and regulations regarding occupational safety, sales practices, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulations. Under certain of these laws, we could be liable for substantial costs and penalties in the event that waste is disposed of improperly. While it is impossible to accurately predict the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not presently expected to have, a material adverse effect on our earnings or competitive position.

Employees.

      We employ approximately sixty three employees, of whom twenty-six are covered by a collective bargaining agreement with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO ("R.W.D.S.U."). The R.W.D.S.U. agreement is for a three year period ending December 10, 2007. The contract is subject to annual renewal thereafter and acknowledges that the R.W.D.S.U. is the exclusive bargaining agent for the Company's regular production employees, excluding all other employees including but not limited to supervisors, foremen, clerical employees, time-keepers, watchmen, guards, maintenance personnel and part-time employees. We believe our employee relations are good.

Risk Factors.

      The following is a summary of certain risk factors that may cause our results to differ from the "forward-looking statements" made in this report. The risks and uncertainties described below are not listed in order of priority and are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. If any of these risks actually occur, our business, financial condition, and/or results of operations would likely suffer significantly. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

Risks Relating to Our Financial Condition.

As of December 31, 2004, we had aggregate debts and liabilities of approximately $19,898,000, including $10,197,000 under the outstanding Debentures under which we currently are in default, $4,522,000 due under a license agreement which represents royalty payments owed over the last five years and $5,167,000 of miscellaneous debts and liabilities. If we are unable to satisfy these sums or otherwise negotiate satisfactory payment terms, we may be required to liquidate all of our assets and wind-up or dissolve our Company or seek protection from our creditors under the bankruptcy laws, in which case holders of our stock could lose the entire amount of their investment.

      As of December 31, 2004, we had aggregate debts and liabilities of approximately $19,898,000. These debts and liabilities include $10,197,000 due under outstanding Debentures which became due in 1999 and under which we currently are in default, approximately $4,522,000 of royalties due under a license agreement with Key Pharmaceuticals, Inc., or Key, which allows us to utilize certain technology incorporated into our current transdermal patch which has been accumulating since 2000 and approximately $5,167,000 of other debts and liabilities. As of December 31, 2005, we estimate that our liabilities and debts are approximately $22,864,000 (unaudited), including $10,830,000 under the Debentures and $6,108,000 for royalties due under the license.

      We have been paying our debts and liabilities not related to the Debentures or the Key license on a current basis from cash flow generated from operations. We do not have cash on hand to repay the amount due under the Debentures or the royalty payment owed under the license agreement. Our financial condition has prevented us from securing financing or obtaining loans from third parties from which we could repay all or a portion of the amounts due.

      We are in default under several provisions of the Debentures as a result of our failure to have paid interest and principal when they became due in April 1999. Upon an event of default, the Trustee of the Debentures or the holders of at least 25% in aggregate principal amount of all Debentures may declare the outstanding principal of the Debentures plus all accrued and unpaid interest immediately due and payable. We have entered into two agreements with the Trustee whereby we agreed to extend the statute of limitations for actions to be brought under the Debentures.

      We also are in breach of the Key license agreement for failing to pay royalties as they became due. Our default under and breach of this license agreement entitles the licensor to terminate the agreement.

      We have entered into preliminary negotiations with Key with respect to devising a plan to pay the royalties due and will approach the Trustee of the Debentures to negotiate a payment plan which will allow for the normal operation of the Company. We cannot assure you that we will be successful in negotiating payment plans with respect to these debts and liabilities which are favorable to the Company and which do not unduly burden the Company or otherwise prohibit normal operations, if at all. If we are unable to negotiate payment terms with the Trustee of the outstanding Debentures or with Key for the amounts due, these entities could initiate legal action against the Company for the entire amount due to them. In such case we might have to liquidate all of our assets and dissolve or wind-up the Company or seek protection from our creditors under the federal bankruptcy laws which likely would result in the loss of all value which our stock now or at such time may have and result in investors losing the entire amount of their investment.

Our financial condition creates substantial doubt whether we will continue to operate as a going concern. If we do not continue as a going concern, we may have to cease all operations and investors will lose their entire investment in our company.

      Our audited consolidated financial statements for the years ended December 31, 2003 and 2004 have been prepared assuming that we will continue as a going concern. However, Note 3 of the Notes to Consolidated Financial Statements details certain conditions and other factors that raise substantial doubt about our ability to continue to operate as a going concern, including:

o the aggregate amount of our outstanding debts and liabilities at December 31, 2004 and specifically the amounts due to the Debenture holders and Key, as described in the foregoing risk factor;

o the fact that we currently are in default under our obligations to the Debenture holders and Key, having not made any payments to holders of the Debentures since 1999 or to Key since the inception of the license and that we have been able to continue as a going concern because we have not paid the Debenture holders or Key;

o we do not have cash on hand to repay the amounts due under the Debentures or the royalty payment owed to Key;

o our financial condition has prevented us from securing financing or obtaining loans from third parties from which we could repay all or a portion of the amounts due; and

o if our creditors initiated legal action against us, we would not be able to continue to operate as a going concern unless there was an increase in profitability and/or an infusion of additional funds in order to meet these obligations for both the past amounts due and ongoing amounts as they became due.

      In addition to the foregoing, except for the 2004 fiscal year, in which we reported net income of $9,000 in our financial statements but did not make any payments of the amounts due under the Debentures or to Key, we have experienced net losses from operations in every year since 1995 and have an accumulated deficit of approximately $23,922,000 at December 31, 2004. In addition, we had a working capital deficit of approximately $12,412,000 for the year ended December 31, 2004.

      Our independent auditors have cited certain of these conditions in an explanatory paragraph to their audit report issued on our financial statements for the years ended December 31, 2003 and 2004, and indicated that these factors, among others, raise substantial doubt about our ability to continue as a going concern.

      Management has formulated a plan to address these conditions, as described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" and in Note 3 of the Notes to Consolidated Financial Statements which it hopes will position us to generate sufficient revenues to provide positive cash flows from operations and meet our obligations as they become due. This plan includes negotiating payment arrangements with the Debenture holders and Key which take into consideration our current financial condition, expanding our current business operations, forming business alliances with other pharmaceutical companies with respect to the development and/or manufacture of new products, raising additional working capital through third party borrowing or through issuing equity, and evaluating new directions for the Company. Our current financial condition and the status of our obligations under the Debentures and the Key license have prevented us from borrowing money from third parties or raising capital from the sale of equity. We cannot be certain that we will be successful in executing this plan or that if we are successful that we will achieve profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      If we are unable to address the conditions that raise doubt about our ability to continue to operate as a going concern, particularly our efforts to negotiate favorable payment terms of the amounts due to Debenture holders and Key, we may have to discontinue our operations and possibly seek protection under bankruptcy laws, in which case investors would lose the entire amount of their investment in the Company.

Even if we are able to negotiate payment terms for those debts and liabilities upon which we are in default, our cash flow and ability to operate our business will be adversely affected.

      As of December 31, 2004, our total liabilities and indebtedness was approximately $19.9 million. If we are able to successfully negotiate payment plans with respect to the sums due to holders of the Debentures and the licensor of important technology, it is likely that a significant portion of our revenues will be used to satisfy the terms of any such agreements and that we will have little capital to fund other operations, including new product development and marketing. In addition, our substantial indebtedness could have other important consequences, including:

o negatively impacting our ability to remain current in the payment of our other liabilities and current accounts payable;

o limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes;

o     increasing our vulnerability to general economic and industry conditions;
      and

o placing us at a disadvantage compared to our competitors who have less debt.

If we are able to restructure our debts and liabilities in a way that allow us to continue normal operations, we may not be able to generate sufficient cash from operations to abide by the terms of the restructuring agreements and we may be forced to take other actions to satisfy our obligations under our indebtedness and to pay our other principal liabilities, which may not be successful.

      If we successfully restructure the payment obligations owed to our largest creditors, the holders of the Debentures and Key, our ability to make scheduled payments on these obligations and remain current with respect to our other financial obligations will depend on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, to repay the amount due to Key or remain current with respect to our other outstanding liabilities

      If our cash flows and capital resources are insufficient to fund the payment of our obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures and we might be required to dispose of material assets or operations to meet our obligations. These alternative measures may not be successful and may not permit us to satisfy our obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. Our inability to generate cash from operations could have a material negative impact on the Company and the value of your investment in our common stock.

We rely on the terms of our license agreement with Key to utilize certain technology incorporated into our transdermal patch under which we are five years in arrears in royalty payments and, consequently, are in breach. If we are unable to negotiate a plan with Key that allows us to pay the past due royalties and Key revokes the license or if we otherwise lose our right to utilize the technology subject to such license we will have to discontinue manufacturing our sole product.

      Our second generation transdermal patch technology developed during the mid 1990's incorporates certain technology which, unbeknownst to us at the time of development, was the subject of a patent held by Key. In December 1997, Key obtained a court order enjoining us from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe Key's patent, before the expiration of Key's patent on February 16, 2010. In March 2000, we acquired a license from Key to use the patent covering that technology in our transdermal patch which provided for the payment of a royalty per unit sold in amounts ranging from $2 to $3, based upon the dosage delivered. We have not made any royalty payments under our license with Key and as of December 31, 2004 we owed aggregate royalties to Key of approximately $4,522,000. We recently entered into discussions with Key with respect to payment of past due royalties.

      As referenced above, we are seeking to negotiate a payment plan with Key for past due royalties which does not impede our ability to operate and does not materially impact our cash flow but we cannot be certain that we will enter into an agreement favorable to us, if at all. If we are not able to negotiate favorable payment terms and lose the license for the technology for this or any other reason, we will not be able to sell our nitroglycerin transdermal patch, our sole product, and will have no source of revenue from product sales. Given our current liabilities and debt, it is unlikely we would be able to continue operating under such circumstances and investors would lose the entire amount of their investment in the Company.

Risks Relating to Our Failure to File Reports under Federal Securities Laws.

We have not filed the reports we are required to file with the SEC since 1999 and we could become the subject of enforcement proceedings by the SEC, including the de-registration of our securities, which could materially adversely affect our business and your ability to obtain information about our Company.

      For the reasons explained elsewhere in this report, since 1999 we have not filed a report under the Securities Exchange Act, which describes our business and financial condition as we are required to do under the Securities Exchange Act. Our failure to file such reports could give rise to action by the SEC or private litigation by our current and former shareholders. Among other possible penalties to which we may be subject, the SEC could seek to revoke registration of our common stock and the Debentures under the Securities Exchange Act which could result in less public information available to our security holders and make it more difficult for us to raise capital in the future. The inclusion in this report of audited financial and other information for the years 2003 and 2004 will not cure our failure to file reports for 1999, 2000, 2001 and 2002 and the SEC could compel us to prepare and file such reports, which may not be possible given the inadequate financial and other records available to us for those years. We cannot predict what, if any, penalties, fines, sanctions, enforcement or other actions or proceedings the SEC may impose upon or take against our Company; however, any such actions could cause us to incur significant additional compliance expenditures and divert management's attention from our core business activities. Moreover, we may be subject to private suit by our current and former security holders for failing to make available current information about our Company which could subject the Company as well as our officers and directors to civil liabilities.

We have expended and will continue to apply considerable time, effort and expense in connection with preparing and filing delinquent reports under the federal securities laws which may divert our attention from our core business and negatively impact the Company's operations.

      As described elsewhere in this Annual Report, we have not filed any reports under the federal securities laws since 1999. We have expended considerable administrative time and effort to prepare and file delinquent reports under the federal securities laws and return to reporting compliance under such laws and will continue to do so until we are able to satisfy our reporting obligations. We also have allocated considerable financial resources to pay for auditing and legal fees in connection with the preparation of such reports. We will continue to expend these administrative and financial resources until such time as we are able to file all reports which the staff of the SEC requires. This effort also will divert management's attention from our core business. These factors may adversely impact our current and future operations and financial condition.

Risks Relating to Our Business.

We rely on the Key license agreement to utilize certain key technology incorporated into our transdermal patch under which we are five years in arrears in royalty payments and, consequently are in default. If we are unable to negotiate a plan with Key that allows us to pay the past due royalties and Key revokes the license or if we otherwise lose our right to utilize the technology subject to such license, we will have to discontinue manufacturing our sole product.

      As described elsewhere throughout this Annual Report we rely on, and are in default under the terms of, a license agreement with Key. To date, we have not made any royalty payments under our license with Key and as of December 31, 2004 we owed aggregate royalties to Key of approximately $4,522,000. We recently entered into discussions with Key with respect to payment of past due royalties.

      We are seeking to negotiate a payment plan with Key for past due royalties which does not impede our ability to operate and does not materially impact our cash flow but we cannot be certain that we will enter into an agreement favorable to us, if at all. If we are not able to negotiate favorable payment terms and lose the license for the technology for this or any other reason, we will not be able to sell our nitroglycerin transdermal patch, our sole product, and will have no source of revenue from product sales. Given our current liabilities and debt, it is unlikely we would be able to continue operating under such circumstances and investors would lose the entire amount of their investment in the Company.

We are subject to all of the risks associated with being a single product company, including special risks relating to the fact that we manufacture and sell such product pursuant to a license. If we are unable to develop and bring to market other products, our current and future operations and financial condition may be adversely affected.

      We manufacture and sell only one product, our nitroglycerin transdermal patch. We are subject to all of the risks associated with being a single product company, including

      o the inordinate effect of competition on our business which could cause us to reduce the price we charge for the product or erode total sales, and the corresponding reduction in earnings we generate from such product as result of competition;

      o the loss of the license pursuant to which we manufacture and sell the product described in the foregoing risk factor; and

      o our inability to obtain critical raw materials from which we manufacture the product.

      If we experience any of the foregoing or other difficulties or impediments with respect to sales of such product, our business, financial condition and results of operations would be materially adversely effected.

      We are seeking to develop and bring to market other products to broaden our revenue base and reduce reliance on revenues generated from sales of our nitroglycerin patch. We cannot be certain that our efforts to develop and market other products will be successful. To the extent that we are unable to expand our product offerings, our business and results of operation could be negatively impacted and shareholders in our company may lose all or part of their investment.

The development and manufacturing agreements to which we currently are a party allow our clients to terminate these agreements at will. The termination of these agreements for any reason would have a material negative impact on our operations.

      We are party to contracts with two clients under which we have agreed to develop and manufacture three potential pharmaceutical compounds. We currently generate revenues from these agreements in connection with our product development efforts and may generate revenues under these agreements in the future from the manufacture of products which ultimately are approved by the FDA for sale in the United States, of which we can offer no assurance. In some cases, our clients are permitted to terminate these agreements at will for any reason. If our clients elect to terminate these agreements our current and future operations would be adversely impacted.

We are subject to extensive regulation by the FDA and other federal and state agencies. If we fail to maintain satisfactory compliance with FDA regulations and other governmental agencies, we may be forced to suspend or terminate our operations and we could be subject to civil or criminal penalties.

      Our operations are subject to extensive regulation by governmental authorities in the United States with respect to the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products. These regulations are wide-ranging and govern, among other things: adverse drug experience reporting, product promotion, product pricing and discounting, drug sample accountability, drug product stability, product manufacturing, including good manufacturing practices, and product changes or modifications. Our facilities handle controlled substances, resulting in additional extensive regulatory requirements and oversight. Compliance with the extensive government regulations applicable to our business requires the allocation of significant time, effort and expense. Even if a product is approved by a regulatory authority, product approvals may be withdrawn after the product reaches the market if compliance with regulatory standards is not maintained or if problems occur regarding the safety or efficacy of the product. If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. regulatory authorities or previously unknown problems with our products or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including: restrictions on the products, manufacturers or manufacturing processes; warning letters; civil or criminal penalties; fines; injunctions; product seizures or detentions; voluntary or mandatory product recalls and publicity requirements; unanticipated compliance expenditures; suspension or withdrawal of previously approved marketing applications; total or partial suspension of production; and criminal prosecution.

Our product sales are concentrated among a few clients and a substantial decrease in revenues generated from sales to these customers would have an adverse effect on our business unless we were able to identify other customers.

      During each of fiscal years ended December 31, 2004 and 2003, a significant portion of our revenues were derived from a small number of customers. In 2004, two customers accounted for approximately 53% of our revenues and these customers accounted for approximately 49% of our revenues during fiscal 2003. A significant decrease in business from these customers and the revenues lost, if we are unable to replace them, would have a material adverse effect on our business, financial condition and results of operations.

      Because our sales tend to be concentrated among a small number of customers during any period, our operating results may be subject to substantial fluctuations. Moreover, we tend to receive relatively large orders for products from a relatively small number of customers. Consequently, a single order from one customer may represent a substantial portion of our sales in any one period and significant orders by any customer during one period may not be followed by further orders from the same customer in subsequent periods. These and other factors cause our sales and operating results to be subject to very substantial periodic variations. Since quarterly performance is likely to vary significantly, our results of operations for any quarter are not necessarily indicative of the results that we might achieve for any subsequent period. Accordingly, quarter-to-quarter comparisons of our operating results may not be meaningful.

We rely on a single supplier or a limited number of suppliers for certain raw materials used in our products.

      Certain raw materials and components used in the manufacture of our products are available from limited sources, and, in some cases, a single source. Generally, regulatory authorities must approve raw material sources for transdermal products, and in the case of controlled substances, the DEA sets quotas for controlled substances and we must receive authorization from the DEA to purchase and handle these substances. We cannot be certain that we will be granted sufficient DEA quota to meet production requirements for controlled substances. Without adequate approved supplies of raw materials or packaging supplies, our manufacturing operations could be interrupted until another supplier is identified, our products approved and trading terms with it negotiated. We may not be able to identify an alternative supplier and any supplier that we do identify may not be able to obtain the requisite regulatory approvals in a timely manner, or at all. Furthermore, we may not be able to negotiate favorable terms with an alternative supplier. Any disruptions in our manufacturing operations from the loss of an approved supplier may cause us to incur increased costs and lose revenues and may have an adverse effect on our relationships with our partners and customers, any of which could have adverse effects on our business and results of operations. Our business also faces the risk that third party suppliers may supply us with raw materials that do not meet required specifications, which, if undetected by us, could cause our products to test out of specification and require us to recall the affected product.

We rely on the services of a single agent to market our product and if we were to lose the services of such entity or it was not as successful in its sales efforts, our business and results of operations would be adversely affected.

      We market all of our products through one entity. If we were to lose the services of such marketing agent for any reason or said entity does not maintain a steady demand for our product, and we are unable to identify an adequate replacement, our business, results of operations and financial condition would be materially adversely affected.

We may expend significant cash and personnel resources in the development of any new products and if we do not generate the anticipated level of revenues from sales of such products, our business will be negatively and adversely affected.

      Our efforts to commercialize new products will require significant expenditures of resources, including cash and time, in the research, development, testing, preparation and execution of applications with governmental authorities to manufacture and sell such product, preparation of manufacturing operations and marketing of such product. If we do not generate revenues from sales of any such product at levels anticipated prior to embarking on such development, our business, financial position and results of operations would be materially adversely affected.

We may lose out to larger and better-established competitors.

      The drug delivery industry is intensely competitive. We face competition from a number of companies that develop, market and sell transdermal patches that deliver generic drugs, and competition is expected to intensify as more companies enter the field. Most of our competitors have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience in the drug delivery industry than we have. The particular medical conditions our product addresses can also be addressed by other drugs and other delivery modalities. Many of these alternatives are widely accepted by physicians and have a long history of use. Physicians may use our competitors' products and/or our products may not be competitive with other technologies. If these things happen, our sales and revenues will decline. Competition may result in price reductions, reduced gross margins and loss of market share.

      We cannot assure that our products will compete successfully against competitive products or that developments by others will not render our products obsolete or uncompetitive. If we cannot maintain competitive products and technologies, our current and potential strategic partners may choose to adopt the drug delivery technologies of our competitors or their own internally developed technologies.

Our product may be displaced by more effective medications or newer technologies.

      The drug delivery industry is undergoing rapid and significant technological change. Others may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by us, or that would make our technology and product obsolete or non-competitive. Additionally, researchers could develop new delivery devices and medications that replace or reduce the importance of our products. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of new products. We may not have the resources to do this. If our products become obsolete and our efforts to develop new products do not result in any commercially successful products, our sales and revenues will decline.

Competitors may use legal, regulatory and legislative strategies to prevent or delay our launch of generic products.

      The Hatch-Waxman Act provides for a period of 180 days of generic marketing exclusivity for each ANDA applicant that is first to file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to a reference drug product, commonly referred to as a Paragraph IV certification. During this exclusivity period, the FDA cannot grant final approval to any other Paragraph IV filer. If an ANDA containing a Paragraph IV certification is successful, it generally results in higher market share, net revenues and gross margin for that applicant for a period of time. Even if we obtain FDA approval for generic drug products, we may lose significant advantages to a competitor who was first to file an ANDA containing a Paragraph IV certification.

      Competitors may also pursue legislative and other regulatory or litigation strategies to prevent or delay our launch of a generic product. These strategies include, but are not limited to: seeking to obtain new patents on drugs for which patent protection is about to expire, changing the labeling for the branded product, filing a citizen petition with the FDA, pursuing state legislative efforts to limit the substitution of generic versions of brand pharmaceuticals, filing patent infringement lawsuits that automatically delay FDA approval of many generic products, introducing a second generation product prior to the expiration of market exclusivity for the first generation product which may reduce demand for a generic first generation product, and obtaining market exclusivity extensions by conducting pediatric trials of brand drugs.

Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives applicable to our product and product candidates could limit our potential product revenue.

      The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs have been proposed that seek to increase access to healthcare for the uninsured, control the escalation of healthcare expenditures within the economy and use healthcare reimbursement policies to balance the federal budget.

      We expect that Congress and state legislatures will continue to review and assess healthcare proposals, and public debate of these issues will likely continue. We cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted. Significant changes in the healthcare system could have a substantial impact on the manner in which we conduct our business and could require us to revise our strategies and negatively affect our business, prospects and results of operations.

We may experience reductions in the levels of reimbursement for pharmaceutical products by governmental authorities, HMOs or other third-party payers.

      Various governmental authorities and private health insurers and other organizations, such as HMOs, provide reimbursement to consumers for the cost of certain pharmaceutical products. Demand for our product depends in part on the extent to which such reimbursement is available. Third-party payers increasingly challenge the pricing of pharmaceutical products. This trend and other trends toward the growth of HMOs, managed health care and legislative health care reform create significant uncertainties regarding the future levels of reimbursement for pharmaceutical products. Further, any reimbursement may be reduced in the future, perhaps to the point that market demand for our product declines. Such a decline could have a material adverse effect on our business, financial position and results of operations.

Legislative or regulatory programs that may influence prices of prescription drugs could have a material adverse effect on our business, financial position and results of operations.

      Current or future federal or state laws and regulations may influence the prices of drugs and, therefore, could adversely affect the price that we receive for our product. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular, state Medicaid programs, or changes required in the way in which Medicaid rebates are calculated under such programs, could adversely affect the price we receive for our product and could have a material adverse effect on our business, financial position and results of operations.

We cannot be certain of the protection or confidentiality of our patents and proprietary rights.

      Our success will depend, in part, on our ability to obtain or license patents for our products, processes and technologies. If we do not do so, our competitors may exploit our innovations and deprive us of the ability to realize revenues from those innovations. There is no assurance that we will be issued patents for any of our patent applications, that any existing or future patents that we receive or license will provide competitive advantages for our products, or that we will be able to enforce successfully our patent rights. Additionally, there can be no assurance that our patents or any future patents will prevent other companies from developing similar or functionally equivalent products, or challenging, invalidating or avoiding our patent applications or any existing or future patents that we receive or license.

      We also rely on trade secrets, unpatented proprietary know-how and continuing technological innovation. We use confidentiality agreements with purchasers, suppliers, employees and consultants to protect our trade secrets, unpatented proprietary know-how and continuing technological innovation, but there can be no assurance that these parties will not breach their agreements with us or that we will be able to effectively enforce our rights under those agreements. We also cannot be certain that we will have adequate remedies for any breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Furthermore, we cannot be sure that our trade secrets and proprietary technology will not otherwise become known or that our competitors will not independently develop our trade secrets and proprietary technology.

Third parties may claim that we infringe their proprietary rights, forcing us to expend substantial resources in resulting litigation, the outcome of which is uncertain. Any unfavorable outcome could negatively affect our financial position and results of operations.

      Our success will depend, in part, on our ability to operate without infringing the proprietary rights of others, and there can be no assurance that our products and processes will not infringe upon the patents of others. Third parties may also institute patent litigation against us for competitive reasons unrelated to any infringement by us. If a third party asserts a claim of infringement, we may have to seek licenses, defend infringement actions or challenge the validity of those third-party patents in court. If we cannot obtain the required licenses, or are found liable for infringement or are not able to have these patents declared invalid, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or be precluded from participating in the manufacture, use or sale of products or methods of drug delivery covered by the patents of others. There can be no assurance that we have identified, or that in the future we will be able to identify, all U.S. and foreign patents that may pose a risk of potential infringement claims.

We may not be able to manufacture new products in commercial quantities efficiently.

      We may seek to bring to market new products that we have never manufactured on a commercial scale. Accordingly, inefficiencies and other scale-up problems may occur in the process of manufacturing new products in commercial quantities. If we experience manufacturing difficulties, our overall manufacturing costs may be higher than we had anticipated.

We may be subject to product liability claims and we cannot be certain that we will have adequate insurance coverage.

      The testing, manufacturing and marketing of our products may expose us to potential product liability and other claims resulting from their use. If any such claims against us are successful, we may be required to make significant compensation payments and suffer adverse publicity. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources. We maintain product liability insurance, but there can be no assurance that our insurance will cover all future claims or that we will be able to maintain existing coverage or obtain additional coverage at reasonable rates. If a claim is not covered or if our coverage is insufficient, we may incur significant liability payments that would negatively affect our business, financial position or results of operations.

All of our products are manufactured at one location and any interruption of production at this facility could negatively affect our business, financial position and results of operations.

      All of our products are manufactured at a single facility in Emigsville, Pennsylvania. An interruption of manufacturing resulting from regulatory issues, technical problems, casualty loss or other factors could result in our inability to meet production requirements, which may cause us to lose revenues and which could have an adverse effect on our relationships with our partners and customers, any of which could have a material adverse effect on our business, financial position or results of operations. We maintain business interruption insurance, but there can be no assurance that our insurance will cover all future claims or that we will be able to maintain existing coverage or obtain additional coverage at reasonable rates. Without our existing production facility, we would have no other means of manufacturing our products until we were able to restore the manufacturing capability at our facility or develop an alternative manufacturing facility.

Our insurance coverage may not be adequate and rising insurance premiums could negatively affect our profitability.

      We rely on insurance to protect us from many business risks, including product liability, business interruption, property and casualty loss and employment practices liability. The cost of insurance has risen significantly in recent years. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. There can be no assurance that the insurance that we maintain and intend to maintain will be adequate, or that the cost of insurance and limitations in coverage will not adversely affect our business, financial position or results of operations. Furthermore, if is possible that, in some cases, coverage may not be available at any price.

We enter into agreements that include provisions that require us to indemnify the other party under certain circumstances. If we are required to perform under these indemnification provisions, our financial condition and results of operations could be negatively affected.

      Many of the license, development, supply, employment and other agreements we enter into include indemnification provisions. The various indemnification provisions in these agreements are not uniform and may be subject to differing legal interpretations. Accordingly, it may be difficult for us to determine or accurately predict in advance what indemnification obligations we may owe under these provisions or, alternatively, what obligations may be owed to us by these parties, including as it relates to potential damages, settlement amounts and defense costs associated with the product liability lawsuits that claim the use of products manufactured by us and distributed by third parties. Our insurance coverage may mitigate the costs of some of our obligations under these indemnification provisions but our business, financial position and results of operations could be harmed if we are required to perform under these indemnification provisions and there is no or insufficient insurance coverage.

We may have difficulty raising capital, which could deprive us of necessary resources.

      We expect to continue to devote significant capital resources to fund research and development and to maintain existing manufacturing capacity. In order to support the initiatives envisioned in our business plan, we may need to raise additional funds through the sale of assets, public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise financing depends on many factors beyond our control, including the state of capital markets and the development or prospects for development of competitive technology by others. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. Our current financial condition and the status of our obligations under the Debentures and the Key license have prevented us from borrowing money from third parties or raising capital from the sale of equity. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unable to raise additional funds when we need them, we may have to severely curtail our operations.

Our success depends on attracting and retaining our key employees.

      Our success depends on our ability to attract and retain qualified, experienced personnel. We face significant competition in recruiting talented personnel. The loss of key personnel, or the inability to attract and retain additional, competent employees, could adversely affect our business, financial position or results of operations.

Limitations on liability and indemnification matters.

      As permitted by the corporate laws of the State of Delaware, we have included in our Certificate of Incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, our By-Laws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

We have no intention of paying dividends on our common stock in the near future and holders of our common stock will have to rely on the appreciation thereof to realize any monies from holding these securities.

      We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Management intends to retain any earnings to finance the growth of the Company's business. Management cannot assure you that the Company will ever pay cash dividends. Accordingly, holders of our common stock will have to rely on the appreciation thereof to realize any monies from holding these securities.

Our common stock is not traded or admitted to quotation on any market, so you may not be able to sell your shares of common stock and thus you may never realize any monies from holding these securities.

      Our common stock is not listed on any stock market or admitted to quotation on the over-the-counter bulletin board, accordingly, there is no public trading market for our common stock. From time to time, quotations for our stock are published by market makers in the Pink Sheets, which provides an extremely limited market for our stock. Therefore, you may only be able to dispose of our common stock in a private transaction. If no active trading market develops for our common stock, holders of our common stock will have to rely on the appreciation thereof to realize any monies from holding these securities.

We must maintain adequate internal controls and in the future be able, on an annual basis, to provide an assertion as to the effectiveness of such controls.

      Effective internal controls are necessary for the Company to provide reasonable assurance with respect to its financial reports. We will be spending a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial position and results of operations.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP.

      The consolidated and condensed consolidated financial statements included in the periodic reports we are required to file with the SEC are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations.

ITEM 2. DESCRIPTION OF PROPERTIES

      We lease an approximately 61,000 square foot building located on approximately 3.5 acres in Emigsville, Pennsylvania which is used for manufacturing, laboratory, engineering, quality control, research and development, warehousing, administrative and office purposes. Our manufacturing facility complies with GMP standards and is operating under registration from both the FDA and DEA and pursuant to registration with the Pennsylvania Department of Health. The lease, which expires December 6, 2019, has an annual rental of $212,400, payable in equal monthly installments of $17,700. We currently lease approximately 600 square feet of office space in Suffern, New York under a lease that expires December 31, 2006. The annual rental is $7,416, payable in equal monthly installments of $618, inclusive of utilities.

      We believe that our present facilities are in good condition and are adequate for our current and immediate future requirements.

ITEM 3. LEGAL PROCEEDINGS

      In June 2004, Plaintiffs Jack Aronowitz and his companies, Health-Chem Diagnostics, LLC ("Diagnostics") and Leon Services, LLC ("Leon"), filed a Complaint and subsequently, an Amended Complaint in the United States District Court Southern District of Florida (the "Court") for breach of contract and foreclosure of a security interest against the Company. The contracts at issue were a Master Agreement along with an associated License Agreement and Security Agreement, executed jointly and dated February 15, 2002 (the "2002 Agreements"), and a November 6, 2003 Outline Agreement (the "2003 Agreement") terminating the Company's obligations under the 2002 Agreements and effectuating a purchase of certain assets by the Company in exchange for monies and a 25% equity stake in Diagnostics. The Company filed a counterclaim for breach of the 2003 Agreement, based on Plaintiffs' failure to render payment for the assets which were transferred to Plaintiffs, as well as a claim for trademark infringement. The Company also asserted a claim for a declaratory judgment determining that the 2003 Agreement superseded the 2002 Agreements, consistent with the conclusions in the Order. The jury rendered its verdict on November 21, 2005, finding in favor of Plaintiffs on the counts for breach of the 2002 and 2003 Agreements. The jury found that Plaintiffs were guilty of copyright infringement, but did not find a breach of the 2003 Agreement on the part of Plaintiffs. On December 2, 2005, the Court entered a Final Judgment and Order Closing Case, and ordered judgment on the jury verdict in the amount of $2,931,000.00 in favor of Plaintiffs and against the Company. The Court also entered judgment for the Company in the amount of $25,000.00 for trademark infringement. The Company filed a Motion for Judgment As A Matter Of Law, and alternatively, Motion for New Trial. On February 14, 2006, the Court issued an Amended Final Judgment, vacating the Court's December 2, 2005 Final Judgment and Order Closing Case. The February 14, 2006 judgment reduced the award to the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC and against the Company to the amount of $1.00. The February 14, 2006 judgment also awarded $25,000.00 to the Company and against the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC for trademark infringement. The February 14, 2006 judgment also included a permanent injunction in favor of the Company and against the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC to cease and desist any present or future use of the "Health-Chem" trademark or any other marks similar to the Company's trademark. On February 27, 2006, the Plaintiffs filed an appeal from the Court's February 14, 2006 Amended Final Judgment. The ultimate outcome of this litigation can not be ascertained at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is not listed or admitted to quotation on any established trading market. From time to time, quotes for our stock are reported on the Pink Sheets which is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Unlike companies the stock of which trades on a stock exchange, companies quoted on the Pink Sheets system do not need to meet quantitative and qualitative listing and maintenance standards or be registered or file reports with the SEC. Investors may obtain quotes for our common stock by entering our symbol, HCLC, in the input box of the Web site pinksheets.com. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

      The high and low sales prices for our common stock, as reported by the Pink Sheets, have been as follows during the two years ended December 31, 2004:

--------------------------------------------------------------------------------
QUARTER                                    2004                     2003
                                           ----                     ----
--------------------------------------------------------------------------------
                                    High          Low         High          Low
                                   ------       ------       ------       ------
--------------------------------------------------------------------------------
1st                                $0.090       $0.060       $0.080       $0.060
--------------------------------------------------------------------------------
2nd                                 0.080        0.060        0.080        0.060
--------------------------------------------------------------------------------
3rd                                 0.070        0.070        0.080        0.070
--------------------------------------------------------------------------------
4th                                 0.100        0.070        0.080        0.060
--------------------------------------------------------------------------------

      There were approximately 1,200 holders of record of our common stock as of December 31, 2005. This number of holders of record does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

      We have not paid any cash dividends on our common stock during the five years ended December 31, 2004 and we do not anticipate paying cash dividends in the foreseeable future. Under the terms of the Debentures, we are restricted from paying cash dividends by a formula based upon the consolidated net income of the Company and other factors. Under the formula, at December 31, 2004, no amount was available for the payment of dividends.

Recent Sales of Unregistered Securities.

      Set forth below is information relating to securities issued by Health-Chem from January 1, 1999, the first year in which Health-Chem did not file reports with the SEC, through December 31, 2004, the last year covered by this report, which were not registered under the Securities Act of 1933, as amended.

2004

      Health-Chem did not issue any securities during fiscal 2004.

2003

      On April 25, 2003, Health-Chem granted to Murray Lieber, a former officer, options to purchase up to 100,000 shares of common stock in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The options are exercisable for a period of five years from the date of the grant at a price of $.12 per share. The options were granted in connection with the termination of Mr. Lieber's employment with Health-Chem. The options were not granted under an option plan approved by the stockholders of Health-Chem.

2002

      On April 19, 2002, Health-Chem granted options to purchase an aggregate of 1,845,500 shares of common stock to the individuals identified in the following table on the terms specified therein in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The options were granted as additional consideration for loans made to Health-Chem by the named individuals on the basis of five options granted for each dollar loaned. The options were not granted under an option plan approved by the stockholders of Health-Chem.

                          Relationship to                               Exercise
      Name                Health-Chem             No. Granted  Term     Price
      ----                -----------             -----------  ----     -----

      Andy Yurowitz       Employee and Director   837,500      5 yrs    $0.10
      Manfred Mayerfeld   Director                958,000      5 yrs    $0.10
      Ken Brody           Former Employee          50,000      5 yrs    $0.10

      On June 6, 2002, Health-Chem issued 50,000 shares of common stock to Albert David in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The Company issued the stock as additional consideration for loans made by such individual to Health-Chem on the basis of three shares for each dollar loaned.

      On June 19, 2002, Health-Chem granted to Charles Lazar & Co., a consultant, options to purchase up to 1,000,000 shares of common stock in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The options are exercisable for a period of five years from the date of the grant at a price of $.125 per share. The options were not granted under an option plan approved by the stockholders of Health-Chem.

      On December 31, 2002, Health-Chem issued an aggregate of 471,000 shares of common stock as a stock bonus to the individuals identified in the table set forth below in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

                                Relationship
      Recipient                 to Health-Chem                  No. of Shares
      ---------                 --------------                  -------------

      Ken Brody                 Former Employee                     50,000
      Don Kauffman              Former Employee                     50,000
      Ron Burghauser            Employee                            75,000
      David Zakai               Former Consultant                  250,000
      Other Employees           Employees                           46,000

2001

      On May 30, 2001, Health-Chem granted to Jack Zwick, a consultant, options to purchase up to 100,000 shares of common stock in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The options are exercisable for a period of five years from the date of the grant at a price of $.125 per share. The options were not granted under an option plan approved by the stockholders of Health-Chem. The options have expired unexercised.

      During the period June through August 2001, Health-Chem issued an aggregate of 2,940,000 shares of common stock to the individuals identified in the table below in reliance on the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933. The Company issued the stock as additional consideration for a loan made by such persons to Health-Chem on the basis of eight shares for each dollar loaned. In connection with this loan, the Company received an opinion dated August 15, 2001 from its financial advisor, KSH Investment Group Inc. ("KSH"), that the transaction was fair to the Company from a financial point of view. KSH also opined that at that time the Company's common stock had little or no value.

                                   Relationship
      Name                         to Health-Chem                   No. Issued
      ----                         --------------                   ----------

      Manfred Mayerfeld            Director                          400,000
      Andy Yurowitz                Employee and Director             620,000
      Andrew Levinson              Director                          200,000
      Zachary Prensky              Former Director                   600,000
      Dr. Wolf Prensky             Former Director                   400,000
      Spider Financial, Inc.       Mortgageholder                    200,000
      Ken Brody                    Former Employee                   320,000
      David Hammer                 Mortgageholder                    200,000

      During the 2001 fiscal year, Health-Chem granted options to purchase an aggregate of 350,000 shares of common stock to the individuals listed in the following table on the terms specified therein in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The options were not granted under an option plan approved by the stockholders of Health-Chem. The options have expired unexercised.

                                                     No.
      Recipient             Relationship             Granted      Exercise Price
      ---------             ------------             -------      --------------

      Andrew Levinson       Director                  50,000      $0.125
      Andy Yurowitz         Employee and Director     50,000      $0.125
      Manfred Mayerfeld     Director                  50,000      $0.125
      Zachary Prensky       Former Director           50,000      $0.125
      Dr. Wolf Prensky      Former Director           50,000      $0.125
      Ken Brody             Former Employee          100,000      $0.125

2000

      During the 2000 fiscal year, Health-Chem granted to Mercury Capital, a holder of a mortgage on the Company's facilities in Emigsville, Pennsylvania, options to purchase up to 691,087 shares of common stock in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The options were exercisable for a period of five years from the date of the grant at a price of $.50 per share. The options were not granted under option plan approved by the stockholders of Health-Chem. The options have expired unexercised.

1999

      Health-Chem did not issue any securities during fiscal 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis, as well as other sections in this Form 10-KSB, should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this report.

      This discussion and analysis may contain "forward-looking statements". These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company's market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as "may", "will", "could", "should", "would", "project", "believe", "anticipate", "expect", "plan", "estimate", "forecast", "potential", "intend", "continue" and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described under "Risk Factors" in Item 1. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-KSB.

Company Overview.

      We manufacture controlled release products to deliver drugs topically or transdermally (transdermal patches). Currently, our sole product is a prescription transdermal patch which delivers nitroglycerin for use in the relief of angina pectoris (chest pain); however, we have the manufacturing capability to produce transdermal patches which deliver other medications. We manufacture our nitroglycerin patch both on a contract basis for specific clients and for sale to distributors and wholesalers for distribution in the United States. We manufacture our products in accordance with GMPs prescribed by the FDA at our facility in Emigsville, Pennsylvania. We utilize the services of an independent sales organization to identify customers and market and sell our transdermal patches. We also derive limited revenues from development work. We currently conduct the majority of our business through our 90%-owned subsidiary, Transderm.

Historical Perspective.

      We were organized in 1970 and developed a diverse and profitable business which thrived through the mid-1990's. At the peak of our operations in 1996, we developed, manufactured and distributed products relying on or derived from laminated or coated films, including controlled release dispensers for prescription pharmaceuticals and over-the-counter pharmaceutical and cosmetic products, reinforced synthetic fabrics for industrial and health care use, and controlled release dispensers for environmental chemicals. In 1986, we had the distinction of introducing the first FDA approved generic transdermal nitroglycerin patch into the United States market. By the end of 1996, we employed 242 persons and generated $47.6 million in revenue. During this time, Health-Chem conducted its business primarily through its wholly-owned subsidiaries, Herculite Products, Inc. ("Herculite") and Pacific Combining Corp. ("Pacific"), and through its majority owned subsidiaries Transderm and Hercon Environmental Corporation ("Hercon Environmental"), of which it owns 98.5%.

      By the end of 1996, we were burdened with excessive debts and liabilities, including $10,401,000 of principal under the Debentures which became due in 1999 ("Debentures") and $6,082,000 under a bank term loan and line of credit, and were suffering declining sales throughout our product lines as a result of losing a domestic distributor of our nitroglycerin patch and by lower synthetic fabrics business (lower sales of industrial fabrics, eliminating unprofitable business including certain government contracts and lower demand from certain customers). Sales continued to decline in 1997 and 1998 and management determined to restructure a portion of the Company's operations by closing one of our synthetic fabric manufacturing operations plants in July 1999. Continuing pressure to generate cash to service debt obligations prompted management to sell the assets of our Herculite and Hercon Environmental subsidiaries in August 1999, the proceeds from which were used to satisfy the entire amount due under the term loan which aggregated $9.8 million, and to make a $1.9 million payment on the Debentures.

      During this time frame, key employees left the Company, several of whom participated in the management-led buyout of our subsidiaries in 1999, including management responsible for accounting and financial functions. Moreover, after the divestiture of several of our operating subsidiaries, we were not generating any revenues from products sales because we had discontinued manufacturing our first generation patch, in anticipation of the impending introduction of our second generation patch, and had only minimal stock of that product to sell. We were prevented from selling this product for nearly two years both because a third party obtained an injunction against the Company from selling the product alleging that it infringed upon its registered patent and the FDA had not approved new manufacturing processes and raw materials to be used in the product, and were generating only minimal income. Consequently, we could not afford to retain our senior financial staff and did not have the revenues to prepare quarterly and annual reports and discontinued filing reports with the SEC in 1999.

      In March 2000, we negotiated a license with Key Pharmaceuticals, Inc., or Key, to utilize the technology covered by the patent which was the subject of litigation (the "Key License") and had received approval from the FDA to proceed with the manufacture and sale of our second generation patch and began to sell the product later in that year. Management recognized the need to diversify the Company's operations so as not to be totally reliant on a single product. Toward that end, in separate transactions, we acquired certain manufacturing assets and product schematics with the intention of developing a diagnostic product division and engaged the inventor of the products we proposed to manufacture and market. We were unable to manufacture the products efficiently, generated only minimal revenues from their sale and divested ourselves of this division in 2004.

      During the period 1999 through 2002, the Company relied upon a loan from a non-traditional lender secured by a mortgage on the Company's Pennsylvania facility and loans from management to fund its operations. In 2004, the Company sold its real property and plant in Pennsylvania to a company owned, in part, by an affiliate. We have leased the real property, buildings and equipment through 2019, which we can extend for an additional five years. We also have the option to repurchase the property.

      Currently, we utilize the services of an independent sales organization to identify customers and market our second generation nitroglycerin transdermal patches. Revenues generated from sales of this product have increased during 2003 and 2004 as we have ramped-up our manufacturing capacity and demonstrated an ability to produce quality products on a timely basis at a reasonable price.

      As of December 31, 2004, we had aggregate debts and liabilities of approximately $19,898,000, including $10,197,000 of principal and accrued interest due under the Debentures which became due in 1999 and under which we currently are in default, and approximately $4,522,000 of royalties due under the Key License. As of December 31, 2005, we estimate that our liabilities and debts are approximately $22,864,000 (unaudited), including $10,830,000 under the Debentures and $6,108,000 for royalties due under the license. Our substantial unpaid debt and failure to resolve our obligations under the Key License, along with our lack of profitable operations from 2003 through 2004 have caused our independent auditors to add an explanatory paragraph to their audit opinion issued on our financial statements for the year ended December 31, 2004 indicating that these factors, among others, raise substantial doubt about our ability to continue as a going concern.

Factors which We Believe May Affect or Impact Our Current and Future Operations.

      Certain existing issues and potentially material future factors could impact our business in the short- and long- term. Investors should analyze our business in light of the issues included in the discussion set forth below which is intended to highlight and amplify numerical and other information contained in the remainder of this section.

      Our company faces several challenges as we continue our efforts to emerge from the financial and operating crises of the late 1990's. Management has identified the following factors as those most likely to materially impact our operations:

o the resolution of our obligations under the terms of the Debentures and the Key License;

o     short and long term liquidity issues;

o issues relating to reliance on a single product for the majority of our revenues;

o the need to identify and retain senior management who have experience in the pharmaceutical industry or in any business in which we may become involved in the future;

o     the impact of competition on our business; and

o     issues relating to concentration of our customer base.

      We defaulted on our obligations under the Debentures by not repaying the principal and accrued interest on their due date in April 1999 and are in breach of our agreement under the terms of the Key License for failing to make any payments thereunder since we entered into the agreement in March 2000. As described elsewhere in this Annual Report, as of December 31, 2005, our obligations under both the Debentures and the Key License were considerable and we currently do not have the financial resources to make significant payments to reduce our debt under the Debentures or to pay past due royalties under the Key License. Moreover, we are not generating sufficient cash from operations to make material payments in the near future. Given these circumstances, we are not certain whether we will be able to negotiate agreements with the Trustee for the holders of the Debentures or with Key which will allow us to continue operations.

      As we have rebuilt sales over the last few years, we have been able to forestall taking action with respect to resolving our obligations under the Debentures and the Key License. Over the last several years, we have been in sporadic contact with the Trustee of the Debentures which has proposed opening negotiations with respect to our satisfying our obligations under these instruments, but have not set a meeting date to discuss the matter. We have executed tolling agreements with the Trustee in each of the last two years extending the time in which the Trustee is permitted to seek legal redress for our default under the Debentures. We recently commenced negotiating with representatives of Key to develop a plan to pay the royalties due under the Key License but no substantive repayment terms have been discussed as of the date hereof. The nature of the agreements with these creditors, if we are able to negotiate them, and the manner in which we will be required to repay our obligations under the Debentures and the Key License represent a material uncertainty and will bear significantly on how, or if we are able to, do business in the future.

      Given that we are in default under the Debentures and the Key License, either party could initiate legal action against us seeking the entire amount due. If we were to lose one or both such actions, as of the date hereof, we would be unable to satisfy the amount due under either such obligation, in which case, we might be required to liquidate all of our assets and wind-up or dissolve our company or seek protection from our creditors under the bankruptcy laws to satisfy these obligations. Management hopes to enter, but can offer no assurance that it will be successful, into agreements with both the Trustee and Key which will allow us to continue operating and repay an agreed upon sum over time. Ideally, we would negotiate agreements with these parties which would allow us, if and when we achieve profitable operations, of which we cannot be certain, to retain some cash from operations to permit us to develop new products. Accordingly, there is substantial uncertainty as to our future which will become clearer only when we ascertain how the Trustee and Key seek to resolve our obligations under the respective agreements with them. The terms of our agreements with these entities, if we are successful in our efforts to negotiate such agreements, will bear materially on our business and financial condition and likely will significantly impact our liquidity and cash resources.

      Short - and long - term liquidity issues represent a significant challenge as we seek to balance rebuilding and restructuring our business with repayment of amounts due under the Debentures and royalties due under the Key License. Our lack of liquidity impacts our business in many ways, some of which are inextricably intertwined and affect all aspects of our operations, as more fully described below.

      Sales and revenues have increased during 2003 and 2004 as we have successfully: ramped-up our manufacturing capability which had been dormant for nearly two years; proven to purchasers that we are a reliable manufacturer of quality products which we deliver on a timely basis in conformity with contract requirements; and intensified our marketing efforts. Despite our increased sales, we remained unprofitable during the years 2003 and 2004 and operate under the constant pressure of limited available cash. We cannot be certain that we ever will achieve profitability.

      Our lack of liquidity and our obligations to the Debenture holders and Key currently and in the future will affect our ability to:

      o diversify our operations by developing new products and reduce our reliance on revenues generated from sales of a single product;

      o     obtain financing for operations;

      o endure business cycles resulting from general economic conditions or the effects of competition, among other things, as they occur; and

      o     take advantage of business opportunities as they may arise.

      Assuming we are successful in our efforts to reach favorable agreements with both the Trustee and Key, we are severely constrained by financial and personnel resources from taking the steps to diversify our operations to reduce our reliance on revenues generated solely from the sale of our transdermal nitroglycerin patches. Management believes it is critical to the Company's future to develop other products to offset potential adverse business developments which may impact our sales of our transdermal nitroglycerin patch, including:

      o the potential negative impact of competition, which could require us to reduce the price we charge for our product or which would result in diminished sales, either of which would reduce our revenues;

      o the introduction by others of new products, such as new drugs or delivery methods which render our nitroglycerin transdermal patches obsolete; or

      o other events or general economic conditions which result in diminished demand for our patch.

      Our efforts to diversify our operations may entail developing a new product that is compatible with our manufacturing and personnel capabilities or merging with or acquiring (perhaps in exchange for capital stock) an entity that already is selling or proposes to market a product within the same general industry as our transdermal patch. Developing or otherwise acquiring a new product or entering into a new business, particularly in a highly regulated industry such as the pharmaceutical business, can be expensive, time consuming and will divert the attention of management from a company's core operations, all risks that we would be subject to if we were to pursue such an endeavor. Moreover, at this time, we do not employ the personnel we likely will need, such as a chief operating officer who has experience in the pharmaceutical industry, to attempt to add new products or otherwise diversify our operations in this area. Further, we can not be certain that we would derive any material revenues from any diversification and may suffer significant losses from any such venture. At this time, we do not have capital on-hand nor do we have access to capital to fund product development or complete an acquisition. We expect that any available cash from operations we may have in the foreseeable future will be utilized to satisfy our existing obligations.

      Given our current financial and business condition, it is unlikely that we will be able to obtain outside financing from any source for any purpose, including introducing new products. We have no material assets to use as collateral given that we sold our real property and equipment in 2004 (though we are able to carry these items on our financial statements because York Realty Leasing LLC, the entity that purchased the real property and equipment, is considered a "variable interest entity" and according to GAAP our consolidated balance sheet must include the assets and liabilities of York Realty Leasing
LLC) and the risks and uncertainties attached to our operations would present significant impediments to locating a source of financing. Our inability to obtain outside financing, among other things:

      o     will restrict our ability to develop or add new products;

      o restrict our ability to take advantage of other business opportunities as they arise; and

      o puts us at risk to period-to-period operating fluctuations resulting from general economic conditions or the effects of competition.

      Accordingly, we expect that available cash is and will be limited to net income generated from continuing operations, which amounted to $269,000 for 2004, without giving effect to the terms of any agreements with the Trustee or Key. We are uncertain as to whether we will post net profits in any future years and the extent to which any such profits would be subject to remittance to the Debenture holders or Key under our obligations to these entities.

      We have contracted with a full-service sales and marketing outsourcing company that focuses on generic and branded pharmaceutical companies to handle the majority of the sales and marketing efforts for our transdermal nitroglycerin product. This company monitors client sales, as well as scrutinizes the competition in order to anticipate and recommend changes to our sales, marketing and promotional strategy. This company also assists in providing the industry contacts to reach all distribution channels. Two customers accounted for approximately 53% of the sales volume of our patch during 2004. Management recognizes the need to expand distribution channels to reduce our reliance on sales to a few customers and will seek to take the steps necessary to address this situation and alleviate this risk.

Results of Operations.

      Overview.

      The consolidated financial statements of the Company have been reclassified to reflect the results of operations and net assets of the diagnostic product division of the Company as discontinued operations in accordance with generally accepted accounting principles.

      The increase in net sales for the years 2004 to 2003 and 2003 to 2002 were due primarily to increased sales volumes of nitroglycerin patches from existing customers. We were able to increase sales of this product because we successfully ramped-up our manufacturing capability which had been dormant for nearly two years, proved to purchasers that we are a reliable manufacturer of quality products which we deliver on a timely basis in conformity with contract requirements and intensified marketing efforts. The higher margins from year to year reflect the benefits of economies of scale attributable to increased sales volumes of transdermal nitroglycerin patch products.

      Year ended December 31, 2004 versus December 31, 2003

      For the year ended December 31, 2004, our net sales with respect to continuing operations were $9.2 million consisting solely of transdermal nitroglycerin patches. For the 2003 year, our net sales with respect to continuing operations were $7.9 million, comprised solely of net sales of transdermal nitroglycerin patches. Net sales of transdermal nitroglycerin patches increased 16% during the 2004 period. This increase is due primarily to a single customer who purchased approximately 84% more transdermal nitroglycerin patches in 2004 as compared to the quantity purchased in 2003.

      Gross profit with respect to continuing operations increased $1.0 million, or 54%, to $2.9 million for the twelve months ended December 31, 2004 as compared to $1.9 million for the same period in 2003. Gross profit as a percent of sales increased from 24% during 2003 to 32% during 2004. The increase in gross profit was due primarily to increased sales volumes of higher margin products.

      Selling, general and administrative expenses decreased $.2 million for the twelve months ended December 31, 2004 as compared to the corresponding period in 2003. The decrease is due primarily to lower factor expenses.

      Research and development expenses were essentially the same for the twelve months ended December 31, 2004 as compared to the same period in 2003.

      Net interest expense decreased $.1 million for the twelve months ended December 31, 2004 as compared to the same period in 2003 because interest rates on the debt outstanding were marginally lower in 2004, due to the Company refinancing existing debt with new parties at lower interest rates.

      Product development income increased $.2 million for the twelve months ended December 31, 2004 as compared to the same period in 2003, due primarily to additional development work income associated with a contract signed in June 2004.

      Loss from discontinued operations decreased $.4 million for the twelve months ended December 31, 2004 as compared to the corresponding period in 2003. The loss from discontinued operations in 2004 of $260,000 represents a write-off of the recorded values of the assets related to the elimination of the diagnostic division. The loss from discontinued operations in 2003 of $658,000 consists of $659,000 in losses generated by the diagnostic division, partially offset by $1,000 in collections on the accounts receivable of the Pacific Combining Corporation subsidiary that was closed on November 20, 1998.

      Year ended December 31, 2003 versus December 31, 2002

      The financial information for the 2002 year in the discussion below is drawn from unaudited, internally prepared financial statements.

      Net sales with respect to continuing operations increased $1.7 million, or 27%, to $7.9 million for the twelve months ended December 31, 2003 as compared to $6.2 million for the same period for 2002. Net sales during both years consisted solely of transdermal nitroglycerin patches. The transdermal nitroglycerin patch sales increase is due primarily to higher sales volumes to existing customers.

      Gross profit with respect to continuing operations increased $.1 million, or 6%, to $1.9 million for the twelve months ended December 31, 2003 as compared to $1.8 million for the same period in 2002. Gross profit as a percent of sales was 24% for the year ended December 31, 2003 and 29% for the 2002 period. The transdermal nitroglycerin patch gross profit increased due primarily to higher sales volumes to existing customers. Lower margins reflect increased sales volumes of lower margin transdermal nitroglycerin patch products.

      Selling, general and administrative expenses increased $.1 million for the twelve months ended December 31, 2003 as compared to the corresponding period in 2002. The increase is due primarily to higher consulting, commission and factor expenses of $162,000, $128,000 and $41,000, respectively, partially offset by lower stock-based compensation expense of $128,000.and lower general legal matter expenses of $74,000.

      Research and development expenses decreased $32,000, or 7%, for the twelve months ended December 31, 2003 as compared to the same period in 2002. The decrease is due primarily to lower depreciation expense of $70,000, partially offset by higher building operation and testing supplies expenses of $17,000 and $12,000, respectively.

      Net interest expense was essentially the same for the twelve months ended December 31, 2003 as compared to the same period in 2002. Outstanding debt during these periods was relatively constant.

      Product development income was essentially the same for the twelve months ended December 31, 2003 as compared to the same period in 2002.

      Loss from discontinued operations increased $.3 million for the twelve months ended December 31, 2003 as compared to the corresponding period in 2002. The loss from discontinued operations in 2003 of $658,000 consists of $659,000 in losses generated by the diagnostic division, partially offset by $1,000 in collections on the accounts receivable of the Pacific Combining Corporation subsidiary that was closed on November 20, 1998. The loss from discontinued operations in 2002 of $355,000 consists of $376,000 in losses generated by the diagnostic division, partially offset by $21,000 in collections on the accounts receivable of Pacific Combining Corporation.

Liquidity and Capital Resources.

      In addition to the discussion on our liquidity and capital resources below, we refer readers to the section titled "Factors which Affect or May Impact our Current and Future Operations" appearing above, for more analysis.

      We incurred a net loss during 2003 of $1,973,000 and realized net income of $9,000 for the 2004 fiscal year. Our total capital deficiency at December 31, 2004 of $12.5 million was essentially the same at December 31, 2003. As of December 31, 2004, we had an accumulated deficit of approximately $23,922,000. Our principal sources of liquidity have been cash provided by loans from management and cash generated by operations. Our principal uses of cash have been for working capital and research and development.

      Our working capital deficit decreased $2.3 million to $12.4 million from December 31, 2003 to December 31, 2004 due to an increase of $2.8 million in current assets, consisting primarily of increases in cash, accounts receivable and inventory of $.3 million, $2.1 million and $.5 million, respectively, which was partially offset by an increase of $.5 million in current liabilities, consisting primarily of increases in royalties payable, accrued interest on the Debentures and other liabilities of $1.6 million, $.6 million and $.2 million, respectively, partially offset by a decrease in the current portion of long-term debt of $2.0 million. The increase in accounts receivable resulted from an increase in sales in the month of December 2004 as compared to the month of December 2003 and also reflects the timing of customer payments. The increase in inventory reflects additional transdermal nitroglycerin product sales and the timing of raw material purchases. The royalties payable and accrued interest on the Debentures increases are due to the Company not making payments to the Debenture holders or Key. The other liabilities increase is due primarily to increases in accrued chargebacks and rebates. The current portion of long-term debt decrease is due primarily to replacing the majority of the current portion with long-term debt (See Note 6 of the Notes to Consolidated Financial Statements.)

      Cash provided by operating activities of continuing operations for the twelve months ended December 31, 2004 was $.5 million as compared to cash provided by operating activities of continuing operations of $1.4 million for the same period in 2003. The decrease is due primarily to increasing accounts receivable, inventory, royalties payable, accrued interest on the Debentures and other liabilities of $2.1 million, $.5 million, $1.6 million, $.6 million and $.2 million, respectively, in 2004 as compared to increasing accounts receivable, inventory, accounts payable, royalties payable, accrued interest on the Debentures and other liabilities of $.6 million, $.2 million, $.4 million, $1.5 million, $.6 million and $.6 million, respectively, in 2003, partially offset by the $2.0 million net loss in 2003. Investing activities of continuing operations for the twelve months ended December 31, 2004 used cash of $26,000 as compared to the same period in 2003 which used cash of $188,000. This decrease in use of cash is due to lower additions to property, plant and equipment for 2004. Financing activities of continuing operations for the twelve months ended December 31, 2004 provided $60,000 of cash as compared to the same period in 2003 which used $522,000 of cash.

      As of December 31, 2004, we owed an aggregate of $10.2 million under the Debentures, comprising $6.1 of principal and $4.1 of accrued interest. Management expects to enter into discussions in the near future with respect to structuring a plan to satisfy the amount due under the Debentures but cannot predict the nature of the agreement, if one is reached at all, the parties will enter or the terms upon which the Company will satisfy its obligations thereunder. Any failure to enter into an agreement to satisfy its obligations under the Debentures would have a material adverse effect on the financial condition and operations of the Company.

      Management has initiated discussions with Key with respect to repaying past royalties due under the Key License. To date, no agreement has been reached.

      Expenditures in 2005 such as capital expenditures, research and development costs and other operating expenses have been financed by cash generated from operating activities of continuing operations. The Company anticipates that it will not require any material capital expenditures for property, plant or equipment in 2006. At December 31, 2005, the Company estimates that it had expended approximately $100,000 for capital expenditures for property, plant and equipment in 2005.

      Given our current financial condition and outstanding obligations, we are uncertain as to our future sources of cash as we expect to encounter difficulty accessing capital markets or obtaining financing from traditional lenders. We expect that our liquidity position and ability to obtain cash from outside sources will be materially impacted by the terms of the agreements we may enter into with the holders of the Debentures and Key and the other factors enumerated above under the heading "Factors which Affect or May Impact Our Current and Future Operations."

Contractual Obligations.

      The following table summarizes our contractual obligations at December 31, 2004 (in thousands):

-------------------------------------------------------------------------------------
                            Payments due by Period (in thousands)
-------------------------------------------------------------------------------------
                                        Less than   1-3         3-5         More than
                            Total       1 Year      Years       Years       5 Years
-------------------------------------------------------------------------------------
Debentures                  $10,197     $10,197     $    --     $    --     $    --
-------------------------------------------------------------------------------------
Other Long-term Debt            167                     167          --          --
-------------------------------------------------------------------------------------
Royalties                     4,522       4,522          --          --          --
-------------------------------------------------------------------------------------
Sale/Leaseback                3,186         212         425         425       2,124
(Operating Lease)
-------------------------------------------------------------------------------------
Operating Lease                  14           7           7          --          --
                  Total     $18,086     $14,938     $   599     $   425     $ 2,124
-------------------------------------------------------------------------------------

      Debentures consist of $6.1 million of convertible subordinated debentures that became due April 15, 1999 and $4,097,000 of accrued interest associated with these Debentures.

      Other long-term debt consists of a $167,000 note related to the purchase of certain fixed assets. The purchase of these fixed assets was pursuant to a development, manufacturing and supply agreement that the Company entered into with a client company. Payment terms of the note are contingent upon certain performance criteria under the agreement. One such performance criteria applicable to the client company may result in the note being forgiven. We estimate the earliest that the note may need to be repaid is in 2006.

      Royalties consist of the amount due to Key for royalties under the Key License. We are uncertain as to what arrangements we can make for the payment of these royalties. Because the Key License provides for payments based upon products sold, we have excluded future royalty payments from the above table.

      The sale/leaseback (operating lease) consists solely of the December 2004 sale/leaseback agreement with York Realty Leasing LLC, the terms of which are described in Item 12, below.

      In December 2004 we entered into a lease for office space in Suffern, New York for a one year period commencing January 1, 2005, and renewed the lease for an additional one year period commencing January 1, 2006. The annual rental was $7,200, inclusive of utilities, for 2005 and will be $7,416 for 2006.

Liquidity and Operations Going Forward.

      The Company intends to continue its efforts to complete the necessary steps in order to meet its future cash flow requirements and to continue its pursuit of new products and contract manufacturing opportunities. Management's plans in this regard include, but are not limited to, the following:

o continue with preliminary negotiations with Key with respect to devising a plan to pay the royalties due under the Key License and possibly negotiate a new license agreement;

o approach the Trustee of the Debentures to negotiate a payment plan which will allow for the normal operation of the Company's operations;

o continue with existing projects whereby the Company is developing other transdermal products for client companies and where the Company will be the contract manufacturer of these products, if FDA approval is obtained;

o form business alliances with other pharmaceutical companies in connection with the development and/or manufacture of new products;

o     raise additional working capital through borrowing or by issuing equity;
      and

o     evaluate new directions for the Company's operations.

      Management believes that actions presently being taken will need to be further realigned or otherwise amended so that the Company will be in a position to generate sufficient revenues to provide positive cash flows from operations and meet its obligations as they become due. However, there can be no assurance that this will occur.

Off-Balance Sheet Arrangements.

      We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies.

      Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be "critical accounting policies." Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. The Company has identified revenue recognition and legal matters as its critical accounting policies.

Revenue Recognition.

      Revenue is recognized for product sales upon shipment when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to net revenues and within other current liabilities. Other current liabilities include $1,267,000 and $824,000 at December 31, 2004 and 2003, respectively, for certain rebates and other adjustments that are paid to customers.

      Provisions for estimated discounts, rebates, promotional and other credits are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and contract terms. Such provisions are determinable due to the limited number of assumptions and consistency of historical experience. Others, such as price adjustments, returns and chargebacks, require management to make more subjective judgments and evaluate current market conditions. These provisions are discussed in further detail below.

      Price Adjustments -- Price adjustments, which include shelf stock adjustments, are credits issued to reflect decreases in the selling prices of our products. Shelf stock adjustments are based upon the amount of product that our customers have remaining in their inventories at the time of the price reduction. Decreases in our selling prices are discretionary decisions made by us to reflect market conditions. Amounts recorded for estimated price adjustments are based upon specified terms with direct customers, and in the case of shelf stock adjustments, estimates of inventory held by the customer.

      Returns -- Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Our estimate of the provision for returns is based upon our historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which our customers may return product. This period is known by us based on the shelf lives of our products at the time of shipment.

      Chargebacks -- The provision for chargebacks is the most significant estimate used in the recognition of revenue. The Company markets products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. The Company also markets products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as "indirect customers." The Company enters into agreements with its indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler whom they actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers which establish contract pricing for certain products which the wholesalers provide. Under either arrangement, the Company will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler's invoice price. Such credit is called a chargeback, while the difference between the contracted price and the wholesaler's invoice price is referred to as the chargeback rate. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. For the latter, in most cases, inventory levels are obtained directly from certain of our largest wholesalers. Additionally, internal estimates are prepared based upon historical buying patterns and estimated end user demand. Such information allows us to estimate the potential chargeback that we may ultimately owe to our customers given the quantity of inventory on hand. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available.

Legal Matters.

      The Company is involved in various legal proceedings, one of which involves claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material impact on the Company's financial position or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at December 31, 2004 that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. The Company will continue to evaluate all legal matters as additional information becomes available.

Recent Accounting Pronouncements.

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46(R)"). FIN 46(R) addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. FIN 46(R) focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. Upon consolidation, the primary beneficiary is generally required to include assets, liabilities and non-controlling interests at fair value and subsequently account for the variable interest as if it were consolidated based on majority voting interest. As a result of FIN 46(R), effective as of December 31, 2004, the Company's consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC.

      In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 also requires that allocation of fixed production overhead costs be based on normal production activity. The provisions of SFAS 151 are effective for inventory costs incurred beginning in January 2006, with adoption permitted for inventory costs incurred beginning in January 2005. Adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Management is currently assessing the impact that adoption of this Statement will have on the Company's Consolidated Financial Statements.

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. SFAS 154 also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

Inflation.

      We believe that our results of operations are not dependent upon moderate changes in inflation rates.

ITEM 7. FINANCIAL STATEMENTS

      Health-Chem submits with this report the financial statements and related information listed in the Index to Consolidated Financial Statements on page F-1 following this report's signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On February 4, 2005, we retained the services of Demetrius & Company, L.L.C. to serve as our independent accountant to audit our financial statements. We had not retained an independent auditor since 2000. The engagement of Demetrius & Company was approved by our Board of Directors.

      Prior to its engagement, we had not consulted with Demetrius & Company, L.L.C. regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that would be rendered on our financial statements. Moreover, we did not seek, and Demetrius & Company, L.L.C. did not furnish, written or oral advice on any matter that we considered an important factor in reaching a decision as to an accounting, auditing or financial reporting issue.

      Demetrius & Company's offices are located at Wayne Interchange Plaza II, 155 Route 46, Wayne, New Jersey 07470.

ITEM 8A. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the periods covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers.

      The following table sets forth certain information about our directors and executive officers as of July 1, 2006:

--------------------------------------------------------------------------------
                                                                     Year First
                                                                     Became
Name                   Age    Position                               a Director
----                   ---    --------                               ----------
--------------------------------------------------------------------------------

Andy E. Yurowitz       71     Chairman of the Board, President,      2000
                              Chief Executive Officer and Director

--------------------------------------------------------------------------------
Ronald J. Burghauser   45     Chief Financial Officer, Treasurer
                              and Secretary

--------------------------------------------------------------------------------
Andrew J. Levinson     57     Director                               2000

--------------------------------------------------------------------------------
Manfred Mayerfeld      74     Director                               2000
--------------------------------------------------------------------------------

      The Company's directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. The Company's officers serve at the pleasure of the Board of Directors.

      Set forth below is biographical information concerning our directors and executive officers for at least the past five years. All of the following persons who are executive officers are also full-time employees.

      Andy E. Yurowitz has served as Chairman of the Board of Directors of the Company since February 2000. Mr. Yurowitz has also served as Chairman of the Board of Directors of Transderm Laboratories Corporation since February 2000.

      Ronald J. Burghauser, a certified public accountant, has served as Chief Financial Officer, Treasurer and Secretary of the Company since November 2003. From May 2002 through October 2003, Mr. Burghauser was Controller of the Company. From April 1999 through September 2001, Mr. Burghauser was Chief Financial Officer for Oakworks, Inc., a manufacturer of therapeutic equipment.

      Andrew J. Levinson has been a practicing attorney for more than twenty-nine years. From September 2002 to the present, Mr. Levinson has been counsel to Greenberg & Kahr in New York City. Previously he was a partner in Phillips Nizer, LLP from March 2001 to August 2002.

      Manfred Mayerfeld retired from teaching in 1991. Since then he has been active in real estate investing and property management.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the SEC. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the year ended December 31, 2004, none of the reports required to be filed were filed on a timely basis. Management advises that it will endeavor to cause its officers and directors to file all required Section 16(a) reports within thirty days of the date hereof.

Code of Ethics

      Our Board of Directors has adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer and to the other senior management and senior financial staff of our company. Our Code of Ethics complies with the requirements imposed by the Sarbanes-Oxley Act of 2002 and the rules and regulations issued thereunder for codes of ethics applicable to such officers. Our Board of Directors has reviewed and will continue to evaluate its role and responsibilities with respect to the new legislative and other requirements of the SEC. Interested persons can obtain a copy of our Code of Ethics, without charge and upon request, by writing to the Company's Secretary at: Health-Chem Corporation, 101 Sinking Springs Lane, Emigsville, PA 17318.

ITEM 10. EXECUTIVE COMPENSATION

Directors' Compensation

      The Company does not compensate its employee directors for services rendered as directors. The Company reimburses non-employee directors for travel and related expenses for attending board meetings. Effective January 1, 2006, non-employee directors receive $1,250 per month, an additional fee of $1,000 for each board meeting attended in person, $500 for each board meeting attended telephonically and $500 for each committee meeting attended that is independently scheduled. Effective January 1, 2006, the Company's outside directors will receive an annual award of 20,000 stock options under the Company's equity incentive plan. These awards are granted quarterly on the first business day of each calendar quarter, with an exercise price equal to the market price on such date. During the period January 2000 through December 2005, non-employee directors received no fees and only were reimbursed was for travel and related expenses for attending board meetings.

Executive Compensation

      The following Summary Compensation Table sets forth certain information concerning the annual and long-term compensation of the person serving as the Company's chief executive officer and each other executive officer who received annual compensation in excess of $100,000 during the last two fiscal years (collectively, the "Named Executives").

------------------------------------------------------------------------------------------------------------------------------
                                                         SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------
                                                                                Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                   Awards                     Payouts
------------------------------------------------------------------------------------------------------------------------------
                                                                          Restricted  Securities
                                                           Other Annual   Stock       Underlying                  All Other
Name and                            Salary       Bonus     Compensation   Award(s)    Options/SARs   LTIP         Compensation
Principle Position         Year     ($)          ($)       ($)            ($)         (#)            Payouts ($)  ($)(2)
------------------------------------------------------------------------------------------------------------------------------
Andy Yurowitz,
President, Chief           2004     $145,974
Executive Officer
and Chairman               2003     $142,100
------------------------------------------------------------------------------------------------------------------------------
Ronald J. Burghauser,
Chief
Financial
Officer                    2004     $117,036     $  4,600                                                         $  1,583
------------------------------------------------------------------------------------------------------------------------------
Kenneth Brody,
Former
Chief
Financial
Officer (1)                2003     $116,000                                                                      $  1,746
------------------------------------------------------------------------------------------------------------------------------
Donald E. Kauffman,
Former Vice President      2004     $112,800                                                                      $  1,613
Transderm Laboratories
Corp. and Hercon
Laboratories Corp.         2003     $128,558                                                                      $  1,868
------------------------------------------------------------------------------------------------------------------------------
Richard L. Bulwicz,
Manager - Quality
Operations                 2004     $ 97,575     $  3,900                                                         $  1,412
------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Brody resigned as our Chief Financial Officer in November 2003 and was replaced by Mr. Burghauser in the same month

(2) Consists of the Company matching contributions under our 401(K) plan and the term cost value of all excess group life insurance policies on behalf of the Named Executives.

Option Grants 1999-2004.

      The following table presents certain information concerning stock options granted to the Named Executives under our various stock option plans and currently outstanding from 1999, the last year for which we filed an annual report under the Securities Exchange Act of 1934, through 2004:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                 Option/SAR Grants 1999 - 2004
-----------------------------------------------------------------------------------------------------------------------------
                                                                                       Individual Grants
-----------------------------------------------------------------------------------------------------------------------------
                                       Number of Securities      % of Total Options/SARs     Exercise or
                                       Underlying Options/SARs   Granted to Employees in     Base Price
Name                   Year Granted    Granted (#)               Fiscal Year                 ($/Sh)           Expiration Date
-----------------------------------------------------------------------------------------------------------------------------
Andy Yurowitz              2002          837,500                    45.38%                    $0.100          April 18, 2007

Manfred Mayerfeld          2002          958,000                    51.91%                    $0.100          April 18, 2007

Ken Brody                  2002           50,000                     2.71%                    $0.100          April 18, 2007

Aggregated Option Exercises 1999-2004 and Fiscal Year End Option Values as of December 31, 2004

---------------------------------------------------------------------------------------------------------------
                                                                                           Value of Unexercised
                                                                 Number of Securities      In-the-Money
                                                                 Underlying Unexercised    Options at
                                                                 Options at 12/31/04       12/31/04 (2)
                        Shares Acquired        Value             Exercisable/              Exercisable/
Name                    on Exercises (#) (1)   Realized ($) (1)  Unexercisable (#)         Unexercisable ($)
----                    --------------------   ----------------  -----------------         -----------------
---------------------------------------------------------------------------------------------------------------
Andy E. Yurowitz                --                    --         837,500/0                 0/0
---------------------------------------------------------------------------------------------------------------
Kenneth E. Brody                --                    --         50,000/0                  0/0
---------------------------------------------------------------------------------------------------------------
Murray Lieber                   --                    --         100,000/0                 0/0
---------------------------------------------------------------------------------------------------------------

(1) None of the Named Executives exercised any stock options during the period 1999 through 2004.

(2) Based upon the last sales price of the Company's common stock reported as traded in 2004 on the Pink Sheets minus the respective option exercise price.

Equity Compensation Plan Information.

      The following table sets forth additional information as of December 31, 2004 concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans, divided between plans approved by our stockholders and plans not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

                      Equity Compensation Plan Information

-------------------------------------------------------------------------------------------------------------------------------
Plan Category                              (a)                            (b)                              (c)
                              Number of securities to be           Weighted-average         Number of securities available
                              issued upon exercise of              exercise price of        for future issuance under equity
                              outstanding  options, warrants       outstanding              compensation plans (excluding
                              and rights                           options, warrants        securities reflected in column (a))
                                                                   and rights
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved
by security holders
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation           4,086,587 (1)                        $0.177
plans not approved
by security holders
-------------------------------------------------------------------------------------------------------------------------------

Total                         4,086,587                            $0.177                                   0
-------------------------------------------------------------------------------------------------------------------------------

(1) At certain times, the Board of Directors deemed it beneficial to the Company to issue specific amounts of stock options to selected option holders. These option grants were for specific purposes, as follows: (i) 1,845,500 options granted to option holders who loaned funds to the Company; (ii) 1,100,000 options granted to option holders who provided consulting services to the Company; (iii) 691,087 options granted to a former mortgage holder as part of the contract in obtaining a mortgage;
      (iv) 250,000 options granted to non-employee directors in lieu of the directors receiving compensation for attending board meetings; (v) 100,000 options granted to a former employee upon his separation from the Company; and (vi) 100,000 options granted to a director as an incentive.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth information, as of May 1, 2006 with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each of our officers and directors, and by all of our officers and directors as a group.

      For the purpose of this table, the beneficial ownership of a person includes shares as to which that person has sole or shared voting or investment power as well as shares that the person has the right to acquire within 60 days (such as upon conversion of convertible securities or exercise of warrants or options) as of May 1, 2006. For the purpose of calculating the ownership percentages for each person listed, we have considered to be outstanding both the total number shares actually outstanding on May 1, 2006 and the total number of shares that various people then had the right to acquire within 60 days of said date.

--------------------------------------------------------------------------------
                                   Number of Shares
                                   Beneficially
Name and Address                   Owned as of                   Percent
of Beneficial Owner (1)            May 1, 2006 (2)               of Class (3)
-----------------------            ---------------               ------------
--------------------------------------------------------------------------------
Andy E. Yurowitz                      2,444,700(4)                  19.91%

--------------------------------------------------------------------------------
Manfred Mayerfeld                     1,814,789(5)                  14.62%

--------------------------------------------------------------------------------
Andrew J. Levinson                      210,000(6)                   1.83%

--------------------------------------------------------------------------------
Ronald J. Burghauser                     75,780(7)                      *

--------------------------------------------------------------------------------
Marvin Speiser (8)                    2,304,674(8)                  20.14%
--------------------------------------------------------------------------------

   All directors and
   executive officers as a
   group (4 persons)                  4,545,269(9)                  34.28%
--------------------------------------------------------------------------------

(1) Address is c/o Health-Chem Corporation, 101 Sinking Springs Lane, Emigsville, PA 17318.

(2) The information concerning security holders is based upon information furnished to the Company by such security holder. Except as otherwise indicated, all of the shares are owned of record and beneficially and the persons identified have sole voting and dispositive power with respect thereto.

(3)   Based upon 11,443,424 shares of common stock outstanding on May 1, 2006.

(4) Includes (i) 1,607,100 shares of common stock, (ii) 837,500 shares of common stock issuable upon the exercise of all stock options which are or exercisable within 60 days of the date hereof; and (iii) 100 shares where voting and/or dispositive power is shared with another individual.

(5) Includes the following shares of common stock: (i) 755,600 shares: (ii) 968,000 shares issuable upon the exercise of all stock options which are exercisable within 60 days of the date hereof; and (iii) 91,189 shares where voting and/or dispositive power is shared with another individual.

(6) Includes the following shares of common stock: (i) 200,000 shares and (ii) 10,000 shares issuable upon the exercise of all stock options exercisable within 60 days of the date hereof.

(7) Includes 780 shares where voting and/or dispositive power is shared with another individual.

(8) Includes the following shares of common stock: (i) 1,516,593 shares registered in the name of Laura Speiser; (ii) 512,763 shares registered in the name of Marvin Speiser (deceased); (iii) 266,664 shares registered in the name of Lauralei Investors, Inc., of which Marvin Speiser and his wife, Laura Speiser, are the sole stockholders; and (iv) 8,654 registered in the name of Robert Speiser. The Company has not been in contact with the Speisers since 1999 and has no knowledge of the relationship among family members.

(9) Includes 1,815,500 shares of common stock issuable upon the exercise of options which are exercisable within 60 days of the date hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC for a sale price of $1.9 million. Concurrent with the sale, the Company entered into a 15-year lease for the property expiring in December 2019, which can be extended by the Company for an additional five years. The agreement provides for a Company repurchase option at a price of $1,995,000. The annual lease cost during the initial 15 year term is $212,400. In December 2002, the Company had received an appraisal for the real property, including the structures and appurtenances, by Weinstein Realty Advisors, an independent real estate agent located in York, Pennsylvania, which appraised the market value of the real property and structures at $1,850,000. The proceeds from the sale were used to satisfy a $1.6 million first mortgage associated with the property and to substantially pay off a $367,500 Second Mortgage (the "Second Mortgage"). Mr. Andy E. Yurowitz, the Company's Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. The Company entered into the sale/leaseback arrangement with York Realty Leasing LLC because it required cash and was unable to obtain a loan or any other financing from an unaffiliated party on any basis.

      Since 1999, Andy Yurowitz, the Company's Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, either has loaned funds or furnished the Company with cash for the purposes and on the terms described below:

      o During 2000 and 2001, Mr. Yurowitz provided the Company with an aggregate of $167,500 at various times and for various purposes including working capital, to pay creditors and to meet payroll. These loans accrued interest at the rate of 18% per annum, the amount charged by credit card companies for corporate expenses Mr. Yurowitz charged to his credit cards. The Company repaid the principal amount of the loans during 2001 and 2003 along with aggregate interest of $77,781. In addition to receiving interest on these loans, the Company granted to Mr. Yurowitz five-year options to purchase up to 837,500 shares of the Company's common stock (five options for each dollar loaned) at an exercise price of $0.10 which expire in April 2007.

      o In 1999, Mr. Yurowitz expended $60,000 in connection with a successful proxy contest brought against Health-Chem in 1999 by a group led by him. The Company repaid the principal amount of this loan during 2001 and 2003 with interest of $31,770 (equal to 18% per annum).

      o During 2001 and 2002, Mr. Yurowitz loaned the Company an aggregate of $107,500 which was secured by the Second Mortgage on the Company's real property and manufacturing equipment located at its facilities in Emigsville, Pennsylvania. This loan accrued interest at the rate of 12.5% per annum. The Company repaid the principal amount of this loan in December 2004 along with accrued interest of $41,526. As described below, certain other directors and officers participated in the loan to the Company which was secured by the Second Mortgage. In connection with this loan, the Company received an opinion dated August 15, 2001 from its financial advisor, KSH Investment Group Inc. ("KSH"), that the transaction was fair to the Company from a financial point of view. KSH also opined that at that time the Company's common stock had little or no value.

      Since 1999, Manfred Mayerfeld, a member of the Board of Directors, either has loaned funds or furnished the Company with cash for the purposes and on the terms described below:

      o During 2000 and 2001, Mr. Mayerfeld provided the Company with an aggregate of $191,600 at various times and for various purposes including working capital, to pay creditors and to meet payroll. These loans accrued interest at the rate of 18% per annum. The Company repaid the principal amount of the loans during 2001 and 2003 along with aggregate interest of $91,783 during 2004. In addition to receiving interest on these loans, the Company granted to Mr. Mayerfeld five-year options to purchase up to 958,000 shares of the Company's common stock (five options for each dollar loaned) at an exercise price of $0.10 which expire in April 2007.

      o In 1999, Mr. Mayerfeld expended $40,000 in connection with a successful proxy contest brought against Health-Chem in 1999 by a group led by Mr. Yurowitz. The Company repaid the principal amount of this loan during 2004 with interest of $25,700 (equal to 18% per annum).

      o During 2001, Mr. Mayerfeld loaned the Company an aggregate of $50,000 which was secured by the Second Mortgage on the Company's real property and manufacturing equipment located at its facilities in Emigsville, Pennsylvania. This loan accrued interest at the rate of 12.5% per annum. The Company repaid the principal amount of this loan in December 2004 along with accrued interest of $21,174 in January 2005.

      During 2001, Andrew Levinson, a member of the Board of Directors of Health-Chem, loaned the Company $25,000 (before deducting the sum of $2,846 which was owed to him in connection with funds he advanced on the Company's behalf in connection with the lease of an automobile by the Company) which it utilized for various corporate purposes and which was secured by the Second Mortgage on the Company's real property and manufacturing equipment located at its facilities in Emigsville, Pennsylvania. This loan accrued interest at the rate of 12.5% per annum. The Company repaid the principal amount of this loan in December 2004 along with accrued interest of $10,818 in January 2005.

      Since 1999, Ken Brody, a former officer of Health-Chem, either had loaned funds or furnished the Company with cash for the purposes and on the terms described below:

      o During 2001 and 2002, Mr. Brody provided the Company with an aggregate of $40,135 at various times and for various purposes including working capital, to pay creditors and to meet payroll. A number of the loans were repaid without interest. A loan for $10,000 accrued interest at the rate of 18% per annum. The Company repaid the principal amount of this loan during 2002 along with aggregate interest of $2,670. In addition to receiving interest the $10,000 loan, the Company granted to Mr. Brody five-year options to purchase up to 50,000 shares of the Company's common stock (five options for each dollar loaned) at an exercise price of $0.10 which expire in April 2007.

      o During 2001 and 2002, Mr. Brody loaned the Company an aggregate of $60,000 which was secured by the Second Mortgage on the Company's real property and manufacturing equipment located at its facilities in Emigsville, Pennsylvania. This loan accrued interest at the rate of 12.5% per annum. The Company repaid the principal amount of this loan in December 2004 along with accrued interest of $22,803.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

------------------------------------------------------------------------------------------------------------------------------------
Exhibit                                                                              Location
No.           Description                                                            Reference
---           -----------                                                            ---------
------------------------------------------------------------------------------------------------------------------------------------
2             Plan of Reorganization and Asset Exchange Agreement                    Incorporated herein by reference to Exhibit
              dated as of June 30, 1995, by and among the Registrant,                2 to Registration Statement on
              Herculite Products, Inc. and Transderm Laboratories Corporation.       Form S-1 (Reg. No. 33-95080) for Transderm,
                                                                                     as filed with the Commission on July 28,
                                                                                     1995.
------------------------------------------------------------------------------------------------------------------------------------
3.1           Restated Certificate of Incorporation and amendments                   Incorporated herein by reference to
              of the Registrant.                                                     Exhibit No. 3 to the Registrant's Annual
                                                                                     Report on Form 10-K for the year ended
                                                                                     December 31, 1985.
------------------------------------------------------------------------------------------------------------------------------------
3.2           Certificate of Amendment of the Restated Certificate of                Incorporated herein by reference to
              Incorporation of the Registrant dated May 8, 1987.                     Exhibit No. 3.2 to the Registrant's
                                                                                     Annual Report on Form 10-K for the
                                                                                     year ended December 31, 1987.
------------------------------------------------------------------------------------------------------------------------------------
3.3           By-Laws of the Registrant.                                             Incorporated herein by reference to
                                                                                     Exhibit 3.3 to the Registrant's Annual
                                                                                     Report on Form 10-K for the year
                                                                                     ended December 31, 1991.
------------------------------------------------------------------------------------------------------------------------------------
4.1           Indenture between the Registrant and Bankers Trust Company dated as    Incorporated herein by reference to
              of April 15, 1981 relating to the Registrant's 10 3/8% Convertible     Exhibit No. 4.2 to the Registrant's
              Subordinated Debentures due 1999.                                      Registration Statement on Form S-7
                                                                                     (Reg. No. 2-71341) as filed with the
                                                                                     Commission on April 15, 1981.
------------------------------------------------------------------------------------------------------------------------------------
4.2           Form of 10 ?% Convertible Subordinated Debenture due April 15, 1999.   Incorporated herein by reference
                                                                                     to the Registrant's Registration Statement
                                                                                     on Form S-7 (Reg. No. 2-71341) as filed with
                                                                                     the Commission on April 15, 1981.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
4.3           Common Stock Purchase Warrant for the purchase of up to 712,500        Filed herewith.
              shares of common stock issued by the Registrant in favor of Lazar &
              Company IG LLC.
------------------------------------------------------------------------------------------------------------------------------------
4.4           Common Stock Purchase Warrant for the purchase of up to 237,500        Filed herewith.
              shares of common stock issued by the Registrant in favor of Hillel
              Zakai.
------------------------------------------------------------------------------------------------------------------------------------
4.5           Common Stock Purchase Warrant for the purchase of up to 50,000         Filed herewith.
              shares of common stock issued by the Registrant in favor of Adam
              Epner.
------------------------------------------------------------------------------------------------------------------------------------
4.6           Registration Rights Agreement between the Registrant and Lazar &       Filed herewith.
              Company IG LLC dated December 2003.
------------------------------------------------------------------------------------------------------------------------------------
10.1          The 1986 Stock Option Plan as approved by the Registrant's             Incorporated herein by reference to
              Stockholders on April 26, 1986 and as amended by the Registrant's      Exhibit No. 10.7 to the Registrant's
              Board of Directors on December 30, 1987.                               Annual Report on Form 10-K for the
                                                                                     year ended December 31, 1987.
------------------------------------------------------------------------------------------------------------------------------------
10.2          Second Amendment to the 1986 Stock Option Plan as                      Incorporated herein by reference to
              approved by the Registrant's Board of Directors on May 6,              Exhibit 10.4 to the Registrant's Annual
              1993.                                                                  Report on Form 10-K for the year ended
                                                                                     December 31, 1993.
------------------------------------------------------------------------------------------------------------------------------------
10.3          The 1995 Performance Equity Plan.                                      Incorporated herein by reference to
                                                                                     Exhibit A to the Registrant's definitive
                                                                                     Proxy Statement dated March 1, 1995 in
                                                                                     connection with the Registrant's 1995 Annual
                                                                                     Meeting of Stockholders.
------------------------------------------------------------------------------------------------------------------------------------
10.4          Asset Acquisition Agreement dated April 28, 1995 between Hercon        Incorporated herein by reference to
              Environmental Corporation and Hercon Laboratories Corporation.         Exhibit 10.7 to Transderm Laboratories
                                                                                     Corporation's Registration Statement on
                                                                                     Form S-1 as filed with the Commission on
                                                                                     July 28, 1995.
------------------------------------------------------------------------------------------------------------------------------------
10.5          Modification Agreement dated August 31, 1995 by and between The        Incorporated herein by reference
              First National Bank of Maryland, the Registrant, Hercon Laboratories   to Exhibit 10.6(b) to Amendment No. 1
              Corporation, Herculite Products, Inc., Pacific Combining               to Transderm Laboratories Corporation's
              Corporation, Hercon Environmental Corporation and Transderm            Registration Statement on Form S-1 filed with
              Laboratories Corporation.                                              the Commission on September 6, 1995.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
10.6          $7,000,000 principal amount Subordinated Promissory Note of Hercon     Incorporated herein by reference to
              Laboratories Corporation.                                              Exhibit 10.8 to Amendment No. 1 to Transderm
                                                                                     Laboratories Corporation's Registration
                                                                                     Statement on Form S-1 filed with the
                                                                                     Commission on September 6, 1995.
------------------------------------------------------------------------------------------------------------------------------------
10.7          Corporate Services Agreement dated as of August 31, 1995 between the   Incorporated herein by reference to
              Registrant and Transderm Laboratories Corporation.                     Exhibit 10.9 to Amendment No. 1 to Transderm
                                                                                     Laboratories Corporation's Registration
                                                                                     Statement on Form S-1 filed with the
                                                                                     Commission on September 6, 1995 .
------------------------------------------------------------------------------------------------------------------------------------
10.8          Tax Sharing Agreement dated as of August 31, 1995 between the          Incorporated herein by reference to
              Registrant and Transderm.                                              Exhibit 10.10 to Amendment No. 1 to
                                                                                     Transderm Laboratories Corporation's
                                                                                     Registration Statement on Form S-1 filed
                                                                                     with the Commission on September 6, 1995.
------------------------------------------------------------------------------------------------------------------------------------
10.9          Second Modification Agreement dated as of October 11, 1995 by and      Incorporated herein by reference to
              among the Registrant, Hercon Laboratories Corporation, Herculite       Exhibit 10.5 to the Registrant's
              Products, Inc., Pacific Combining Corporation, Hercon Environmental    Quarterly Report for the for the Quarter
              Corporation and Transderm Laboratories Corporation.                    ended September 30, 1995
------------------------------------------------------------------------------------------------------------------------------------
10.10         Loan and Security Agreement dated as of October 11, 1995 by and        Incorporated herein by reference to
              among the Registrant, Hercon Laboratories Corporation, Herculite       Exhibit 1 to the Registrant's Current Report
              Products, Inc., Pacific Combining Corporation, Hercon Environmental    on Form 8-K filed with the Commission on
              Corporation and Transderm Laboratories Corporation and The First       October 11, 1995.
              National Bank of Maryland.
------------------------------------------------------------------------------------------------------------------------------------
10.11         Revolving Credit, Term Loan and Security Agreement dated as of         Incorporated herein by reference to
              January 9, 1997 by and among the Registrant, Hercon Laboratories       Exhibit 1 to the Registrant's Current
              Corporation, Herculite Products, Inc., Pacific Combining               Report on Form 8-K dated January 22, 1997.
              Corporation, Hercon Environmental Corporation, Transderm
              Laboratories Corporation and IBJ Schroder Bank & Trust Company.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
10.12         First Amendment to Revolving Credit, Term Loan and Security            Incorporated herein by reference to
              Agreement dated as of January 21, 1998 by and among the Registrant,    Exhibit 10.18(b) to the Registrant's
              Hercon Laboratories Corporation, Herculite Products, Inc., Pacific     Form 10-K for the year ended
              Combining Corporation, Hercon Environmental Corporation, Transderm     December 31, 1997.
              Laboratories Corporation and IBJ Schroder Business Credit
              Corporation (as successor in interest to IBJ Schroder & Trust
              Company).
------------------------------------------------------------------------------------------------------------------------------------
10.13         Second Amendment to Revolving Credit, Term Loan and                    Incorporated herein by reference to
              Security Agreement dated as of July 31, 1998 by and among the          Exhibit 6.(a) to the Registrant's Form
              Registrant, Hercon Laboratories Corporation, Herculite Products        10-Q for the quarter ended September
              Inc., Pacific Combining Corporation,  Hercon Environmental             30, 1998.
              Corporation, Transderm Laboratories Corporation and IBJ Schroder
              Business Credit Corporation.
------------------------------------------------------------------------------------------------------------------------------------
10.14         Waiver and Third Amendment to Revolving Credit, Term                   Incorporated herein by reference to
              Loan and Security Agreement dated as of January 11, 1999 by and        Exhibit 10.18(d) to the Registrant's
              among the Registrant, Hercon Laboratories Corporation, Herculite       Form 10-K for the year ended
              Products Inc., Pacific Combining Corporation,  Hercon Environmental    December 31, 1998.
              Corporation, Transderm Laboratories Corporation and IBJ Whitehall
              Business Credit Corporation.
------------------------------------------------------------------------------------------------------------------------------------
10.15         Consent and Fourth Amendment to Revolving Credit, Term Loan and        Incorporated herein by reference to
              Security Agreement dated as of March 24, 1999 by and among the         Exhibit 10.18(e) to the Registrant's
              Registrant, Hercon Laboratories Corporation, Herculite Products        Form 10-K for the year ended
              Inc., Pacific Combining Corporation,  Hercon Environmental             December 31, 1998.
              Corporation, Transderm Laboratories Corporation and IBJ Whitehall
              Business Credit Corporation.
------------------------------------------------------------------------------------------------------------------------------------
10.16         Amendment and Forbearance Agreements to Revolving Credit, Term Loan    Incorporated herein by reference to
              and Security Agreement dated as of April 14, 1999, May 14, 1999,       Exhibit 10.18(f) to the Registrant's
              June 21, 1999, July 15, 1999 and August 15, 1999 by and between the    Form 10-K for the year ended
              Registrant, Hercon Laboratories Corporation, Herculite Products        December 31, 1998.
              Inc., Pacific Combining Corporation,  Hercon Environmental
              Corporation, Transderm Laboratories Corporation and IBJ Whitehall
              Business Credit Corporation.
------------------------------------------------------------------------------------------------------------------------------------
10.17         Asset Purchase Agreement dated as of July 20, 1999 by and among        Incorporated herein by reference to Exhibit
              Herculite Products Inc., Hercon Environmental Corporation and          2.1 to the Company's Current Report on Form
              Aberdeen Road Company.                                                 8-K dated September 2, 1999.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
10.18         License Agreement dated March 13, 2000 between Hercon Laboratories     Filed herewith.
              Corporation and Key Pharmaceuticals, Inc.
------------------------------------------------------------------------------------------------------------------------------------
10.19         Mortgage and Security Agreement dated May 23, 2000 between Transderm   Filed herewith.
              Laboratories Corporation and Mercury Capital Corp.
------------------------------------------------------------------------------------------------------------------------------------
10.20         Mortgage Note dated May 23, 2000 made by Transderm Laboratories        Filed herewith.
              Corporation in favor of Mercury Capital Corp.
------------------------------------------------------------------------------------------------------------------------------------
10.21         Guaranty of Registrant in favor of Mercury Capital Corp. dated May     Filed herewith.
              23, 2000.
------------------------------------------------------------------------------------------------------------------------------------
10.22         Assignment of Leases and Rents from Transderm Laboratories             Filed herewith.
              Corporation to Mercury Capital Corp. dated May 23, 2000.
------------------------------------------------------------------------------------------------------------------------------------
10.23         Mortgage Modification Agreement dated June 30, 2000 between            Filed herewith.
              Transderm Laboratories Corporation and Mercury Capital Corp.
------------------------------------------------------------------------------------------------------------------------------------
10.24         Mortgage Modification Agreement dated July 10, 2000 between            Filed herewith.
              Transderm Laboratories Corporation and Mercury Capital Corp.
------------------------------------------------------------------------------------------------------------------------------------
10.25         Assignment of Leases and Rents from Transderm Laboratories             Filed herewith.
              Corporation to Mercury Capital Corp. dated July 13, 2000.
------------------------------------------------------------------------------------------------------------------------------------
10.26         Guaranty of Registrant in favor of Mercury Capital Corp. dated July    Filed herewith.
              13, 2000.
------------------------------------------------------------------------------------------------------------------------------------
10.27         Sales Representative Agreement dated July 25, 2000 between Hercon      Filed herewith.
              Laboratories Corporation and Granard Pharmaceutical, LLP.
------------------------------------------------------------------------------------------------------------------------------------
10.28         Product Purchase Agreement dated February 28, 2001 between Hercon      Filed herewith.
              Laboratories Corporation and Ranbaxy Pharmaceuticals Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the
              Commission).
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
10.29         Development Assistance Agreement dated February 28, 2001 between       Filed herewith.
              Hercon Laboratories Corporation and Ranbaxy Pharmaceuticals Inc.
              (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the
              Commission).
------------------------------------------------------------------------------------------------------------------------------------
10.30         Finished Goods Supply Agreement dated February 28, 2001 between        Filed herewith.
              Hercon Laboratories Corporation and Ranbaxy Pharmaceuticals Inc.
              (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the
              Commission).
------------------------------------------------------------------------------------------------------------------------------------
10.31         Amendment No. 1 to Sales Representative Agreement between Hercon       Filed herewith.
              Laboratories Corporation and Granard Pharmaceutical, LLP dated July
              24, 2001.
------------------------------------------------------------------------------------------------------------------------------------
10.32         Mortgage Note in the principal amount of $367,500 dated August 7,      Filed herewith.
              2001 among Transderm Laboratories Corporation and certain creditors, including affiliates of the Registrant and Transderm Laboratories
              Corporation.
------------------------------------------------------------------------------------------------------------------------------------
10.33         Collateral Agency and Intercreditor Agreement dated August 7, 2001     Filed herewith.
              among Transderm, certain creditors, including affiliates of the
              Registrant and Transderm Laboratories Corporation and Zackfoot
              Investments, LLC as collateral agent.
------------------------------------------------------------------------------------------------------------------------------------
10.34         Master Agreement dated as of February 15, 2002 among the Registrant,   Filed herewith.
              Leon Services, LLC, Jack Aronowitz and MA Associates
------------------------------------------------------------------------------------------------------------------------------------
10.35         Agreement dated May 22, 2002 among Zackfoot Investments, LLC, the      Filed herewith.
              holders of the Mortgage Note dated August 7, 2001 and Transderm
              Laboratories Corporation.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
10.36         Promissory Note in the principal amount of $164,692.50  dated May      Filed herewith.
              22, 2002 among Transderm Laboratories Corporation and Zackfoot
              Investments, LLC and certain other lenders to Transderm Laboratories
              Corporation.
------------------------------------------------------------------------------------------------------------------------------------
10.37         Mortgage Note in the principal amount of $150,000 dated June 22,       Filed herewith.
              2002 made by Transderm Laboratories Corporation in favor of Albert
              David.
------------------------------------------------------------------------------------------------------------------------------------
10.38         Outline of Agreement between the Registrant and Jack Aronowitz, Leon   Filed herewith.
              Services LLC and Health-Chem Diagnostics, LLC, effective October 31,
              2003
------------------------------------------------------------------------------------------------------------------------------------
10.39         Development, Manufacturing and Supply Agreement dated June 10, 2004    Filed herewith.
              between Hercon Laboratories Corporation and Ranbaxy Pharmaceuticals
              Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).
------------------------------------------------------------------------------------------------------------------------------------
10.40         Deed dated December 7, 2004 selling and transferring ownership of      Filed herewith.
              the land and building owned by Transderm Laboratories Corporation to
              York Realty Leasing LLC.
------------------------------------------------------------------------------------------------------------------------------------
10.41         Warranty Bill of Sale dated December 7, 2004 selling and               Filed herewith.
              transferring ownership of machinery and equipment owned by Hercon
              Laboratories Corporation to York Realty Leasing LLC.
------------------------------------------------------------------------------------------------------------------------------------
10.42         Commercial Lease Agreement dated December 7, 2004 by                   Filed herewith.
              and between York Realty Leasing LLC and Transderm
              Laboratories Corporation.
------------------------------------------------------------------------------------------------------------------------------------
10.43         Development, Manufacturing and Supply Agreement dated April 28, 2006   Filed herewith.
              between Hercon and Cure Therapeutics, Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).
------------------------------------------------------------------------------------------------------------------------------------
14            Code of Ethics.                                                        Filed herewith.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
21            Subsidiaries of the Registrant.                                        Filed herewith.
------------------------------------------------------------------------------------------------------------------------------------
31.1          Certification of Chief Executive Officer pursuant to Rule              Filed herewith.
              13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------------------------------------------------------------
31.2          Certification of Chief Financial Officer pursuant to Rule              Filed herewith.
              13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------------------------------------------------------------
32.1          Certification of Chief Executive Officer pursuant to 18 U.S.C.         Filed herewith.
              Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------------------------------------------------------------
32.2          Certification of Chief Financial Officer pursuant to 18 U.S.C.         Filed herewith.
              Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------------------------------------------------------------

(b) REPORTS ON FORM 8-K

During the quarter ended December 31, 2004 the Company did not file any reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Demetrius & Company, L.L.C. for professional services related to the audit of the Company's consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 were $152,891.

Audit-Related Fees

There were no fees billed by Demetrius & Company, L.L.C. for audit-related services for the fiscal years ended December 31, 2003 or 2004.

Tax Fees

There were no fees billed by Demetrius & Company, L.L.C. for tax services during the fiscal years ended December 31, 2003 or 2004.

All Other Fees

There were no fees billed by Demetrius & Company, L.L.C. for any other professional services during the fiscal years ended December 31, 2003 or 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEALTH-CHEM CORPORATION

--------------------------------------------------------------------------------

Name and Capacity                                   Date
-----------------                                   ----

/s/ Andy E. Yurowitz                                July 7, 2006
---------------------------
By: Andy E. Yurowitz
Chairman of the Board,
President and Chief Executive
Officer (Principal Executive Officer)

--------------------------------------------------------------------------------

/s/ Ronald J. Burghauser                            July 7, 2006
---------------------------
By: Ronald J. Burghauser
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)
(Principal Accounting Officer)
--------------------------------------------------------------------------------

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------
        Person                           Capacity                     Date
        ------                           --------                     ----

--------------------------------------------------------------------------------
/s/ Andy E. Yurowitz         Chairman of the Board, President     July 7, 2006
------------------------     and Chief Executive Officer
Andy E. Yurowitz             (Principal Executive Officer) and
                             Director

--------------------------------------------------------------------------------
/s/ Ronald J. Burghauser     Chief Financial Officer,             July 7, 2006
------------------------     Treasurer and Secretary
Ronald J. Burghauser         (Principal Financial Officer)
                             (Principal Accounting Officer)

--------------------------------------------------------------------------------
/s/ Andrew J. Levinson       Director                             July 7, 2006
------------------------
Andrew J. Levinson

--------------------------------------------------------------------------------
/s/ Manfred Mayerfeld        Director                             July 7, 2006
------------------------
Manfred Mayerfeld

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                        ---------------------------------

                             HEALTH-CHEM CORPORATION

                        ---------------------------------

                            FORM 10-KSB ANNUAL REPORT

                           FOR THE FISCAL YEARS ENDED:

                           DECEMBER 31, 2004 AND 2003

                       ----------------------------------

                              FINANCIAL STATEMENTS

                       ----------------------------------

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements.

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets - December 31, 2004 and 2003               F-3 & F-4

Consolidated Statements of Operations
  Years Ended December 31, 2004 and 2003                                     F-5

Consolidated Cash Flow Statements
  Years Ended December 31, 2004 and 2003                               F-6 & F-7

Consolidated Statements of Stockholders' Deficiency
 and Comprehensive Income <Loss>
  Years Ended December 31, 2004 and 2003                                     F-8

Notes to Consolidated Financial Statements                           F-9 to F-27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Health-Chem Corporation


We have audited the accompanying consolidated balance sheets of Health-Chem Corporation and Subsidiaries ("Health-Chem" or the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows, and stockholders' deficiency for the two years then ended. These financial statements are the responsibility of Health-Chem's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health-Chem Corporation and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company is in default of payments to its bondholders and licensors, and has working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


s / s DEMETRIUS & COMPANY, L.L.C.
Wayne, New Jersey
May 31, 2006

                             HEALTH-CHEM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                        ASSETS                                 December 31,
                                                             2004         2003
CURRENT ASSETS
   Cash                                                     $   928      $   676
   Accounts receivable, net of allowances for
     doubtful accounts                                        2,985          886
   Due from factor                                              110          169
   Inventories                                                1,302          766
   Other current assets                                         125          144
                                                            -------      -------
     Total Current Assets                                     5,450        2,641
                                                            -------      -------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                         120          120
   Buildings                                                  2,734        2,734
   Equipment and leasehold improvements                       8,323        8,473
   Construction-in-progress                                     254           78
                                                            -------      -------
     Total Property, Plant and Equipment                     11,431       11,405
   Less accumulated depreciation and amortization             9,484        9,260
                                                            -------      -------
     Net Property, Plant and Equipment                        1,947        2,145
                                                            -------      -------

NON-CURRENT ASSETS                                               46          104
                                                            -------      -------

TOTAL ASSETS                                                $ 7,443      $ 4,890
                                                            =======      =======

Consolidated Balance Sheets are continued on the next page.


See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                      (In thousands, except share amounts)

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY              December 31,
                                                               2004       2003

CURRENT LIABILITIES
   Accounts payable                                          $ 1,411    $ 1,366
   Royalties payable                                           4,522      2,928
   Current portion of 10.375% convertible subordinated
    debentures                                                 6,100      6,100
   Accrued interest on convertible subordinated
    debentures                                                 4,097      3,464
   Other liabilities                                           1,657      1,411
   Current portion of long-term debt                               0      2,007
   Income taxes payable                                           75         75
                                                             -------    -------
     Total Current Liabilities                                17,862     17,351
                                                             -------    -------

LONG-TERM LIABILITIES
   Long-term debt                                                167          0
   Payable to York Realty Leasing LLC members                  1,736          0
   Minority interest                                             133          3
                                                             -------    -------
                                                               2,036          3

COMMITMENTS

STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $.01 per share;
     1,000,000 shares authorized, none issued                      0          0
   Convertible special stock, nonvoting, par value
     $.01 per share; 750,000 shares authorized;
     738,667 shares issued, all of which are
     held in treasury                                              7          7
   Common stock, par value $.01 per share;
     50,000,000 shares authorized; 17,934,056
     shares issued; 11,443,424 shares outstanding
     in 2004 and 2003                                            179        179
   Additional paid-in capital                                 18,915     18,915
   Accumulated deficit                                       <23,922>   <23,931>
                                                             -------    -------
     Subtotal                                                 <4,821>    <4,830>
   Less treasury stock, at cost                               <7,634>    <7,634>
                                                             -------    -------
     Total Stockholders' Deficiency                          <12,455>   <12,464>
                                                             -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $ 7,443    $ 4,890
                                                             =======    =======


See Notes to Consolidated Financial Statements.

                            HEALTH-CHEM CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                 Year Ended
                                                                December 31,
                                                              2004        2003
REVENUE:
  Net sales                                                 $ 9,192     $ 7,896
  Cost of goods sold                                          6,248       5,987
                                                            -------     -------
  Gross profit                                                2,944       1,909
                                                            -------     -------

OPERATING EXPENSES:
  Selling, general and administrative                         1,646       1,821
  Research and development                                      414         418
  Interest, net                                                 909       1,016
                                                            -------     -------
    Total operating expenses                                  2,969       3,255
                                                            -------     -------

LOSS FROM OPERATIONS                                            <25>     <1,346>
  Product development income                                    239          31
  Other income <expense> - net                                   55           0
                                                            -------     -------

INCOME <LOSS> FROM CONTINUING OPERATIONS BEFORE
 TAXES AND DISCONTINUED OPERATIONS                              269      <1,315>
  Income tax benefit                                              0           0
                                                            -------     -------
INCOME <LOSS> FROM CONTINUING OPERATIONS BEFORE
 DISCONTINUED OPERATIONS                                        269      <1,315>
  Loss from discontinued operations, net of tax                <260>       <658>
                                                            -------     -------

NET INCOME <LOSS>                                           $     9     $<1,973>
                                                            =======     =======

Earnings <loss> per common share (basic & diluted):
  Continuing operations                                     $   .02     $  <.11>
  Discontinued operations                                      <.02>       <.06>
                                                            -------     -------
NET EARNINGS <LOSS> PER SHARE                               $   .00     $  <.17>
                                                            =======     =======

Average number of common shares outstanding:
  Basic                                                      11,443      11,443
  Diluted                                                    11,443      11,443


See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION
                        CONSOLIDATED CASH FLOW STATEMENTS
                                 (In thousands)

                                                                  Year Ended
                                                                 December 31,
                                                               2004       2003
CASH FLOWS FROM OPERATING ACTIVITIES OF
 CONTINUING OPERATIONS:
Net income <loss>                                            $     9    $<1,973>
 Add: Loss from discontinued operations,
  net of taxes                                                   260        658
                                                             -------    -------
Income <loss> from continuing operations                         269     <1,315>
Adjustments to reconcile income <loss> from
 continuing operations to net cash provided by
 operating activities of continuing operations:
  Depreciation and amortization                                  224        388
  Loss on disposal of property, plant & equipment                  0          5
Changes in:
  Accounts receivable                                         <2,099>      <552>
  Due from factor                                                 59        <36>
  Inventories                                                   <536>      <159>
  Other current assets                                            19        <31>
  Other non-current assets                                        58        <31>
  Accounts payable                                                45        385
  Royalties payable                                            1,594      1,518
  Accrued interest on convertible debentures                     633        633
  Other liabilities                                              246        583
                                                             -------    -------
Net cash provided by operating activities of
 continuing operations                                           512      1,388
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES OF
 CONTINUING OPERATIONS:
Additions to property, plant and equipment                       <26>      <188>
                                                             -------    -------
Net cash used for investing activities of
 continuing operations                                           <26>      <188>
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES OF
 CONTINUING OPERATIONS:
Long-term debt proceeds                                        1,903          0
Long-term debt payments                                       <2,007>      <522>
Minority interest contributions                                  130          0
                                                             -------    -------
Net cash provided by <used for> financing
 activities of continuing operations                              26       <522>
                                                             -------    -------


Consolidated Cash Flow Statements are continued on the next page.

                             HEALTH-CHEM CORPORATION
                  CONSOLIDATED CASH FLOW STATEMENTS, CONTINUED
                                 (In thousands)

                                                                  Year Ended
                                                                 December 31,
                                                               2004       2003

DISCONTINUED OPERATIONS:
Net cash provided by Pacific Combining operating
 activities                                                        0          1
                                                             -------    -------

Cash used for Health-Chem Diagnostics operating
 activities                                                     <278>      <668>
Adjustment to reconcile cash used for
 Health-Chem Diagnostics operating activities
 to net cash used for Health-Chem Diagnostics
 operating activities:
  Depreciation and amortization                                   18          9
                                                             -------    -------
Net cash used for Health-Chem Diagnostics
 operating activities                                           <260>      <659>
                                                             -------    -------
Net cash used for discontinued operations                       <260>      <658>
                                                             -------    -------

NET INCREASE IN CASH                                             252         20
Cash at beginning of year                                        676        656
                                                             -------    -------
Cash at end of year                                          $   928    $   676
                                                             =======    =======

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                   $   359    $   263
  Income taxes                                                     0          0


See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE
                                 INCOME <LOSS>
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                 (In thousands)

                              Conver-                 Addi-
                               tible                  tional      <Accumu-
                              Special      Common     Paid-In      lated      Treasury
                               Stock       Stock      Capital      Deficit>    Stock        Total
Balance, January 1, 2003      $      7    $    179    $ 18,915    $<21,958>   $ <7,634>   $<10,491>

Comprehensive loss 2003                                             <1,973>                 <1,973>
                              --------    --------    --------    --------    --------    --------

Balance, December 31, 2003    $      7    $    179    $ 18,915    $<23,931>   $ <7,634>   $<12,464>

Comprehensive income 2004                                                9                       9
                              --------    --------    --------    --------    --------    --------

Balance, December 31, 2004    $      7    $    179    $ 18,915    $<23,922>   $ <7,634>   $<12,455>
                              ========    ========    ========    ========    ========    ========


See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

1.    Nature of Operations

Health-Chem Corporation ("Health-Chem") and its subsidiaries (collectively the "Company") are engaged in the development, manufacture and marketing of transdermal drug delivery systems. Since 1986, the Company has manufactured a transdermal nitroglycerin patch which was the first such product introduced for the generic market in the United States. This product is used for transdermal relief of vascular and cardiovascular symptoms related to angina pectoris. The Company sells the transdermal nitroglycerin patch to distributors and wholesalers who distribute it in the United States.

In addition to its transdermal nitroglycerin products, the Company is developing other transdermal products for client companies and will be the contract manufacturer of these products if United States Food and Drug Administration ("FDA") approval is obtained. The Company is also conducting a number of feasibility studies on drugs to be developed independently or for client companies and pursuing additional contract manufacturing opportunities. There can be no assurance that FDA filings for additional products will be submitted or that FDA approval for any additional products will be obtained.

2.    Summary of Significant Accounting Policies

a.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Health-Chem Corporation and those of its wholly-owned and majority-owned subsidiaries. As of December 31, 2004, the consolidated financial statements also include a Variable Interest Entity ("VIE"), York Realty Leasing LLC, of which Health-Chem Corporation is the primary beneficiary as further described below. All intercompany accounts and transactions, including those involving the VIE, have been eliminated in consolidation.

In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC for a sale price of $1.9 million. Concurrent with the sale, the Company entered into a 15-year lease for the property expiring in December 2019, which can be extended by the Company for an additional five years. The agreement provides for a Company repurchase option at a price of $1,995,000. The annual lease cost during the initial 15 year term is $212,400. In December 2002, the Company had received an appraisal for the real property, including the structures and appurtenances, which appraised the market value of the property at $1,850,000. The proceeds from the sale were used to satisfy a $1.6 million first mortgage associated with the property and to substantially pay off a $367,500 second mortgage, a portion of which was held by related parties. Andy Yurowitz, the Company's Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. The Company entered into the sale/leaseback arrangement with York Realty Leasing LLC because it was unable to negotiate a like transaction with an unaffiliated party. As of December 31, 2004, this sale/leaseback transaction represented the only business activity of York realty Leasing LLC. As a result of Financial
Interpretation 46(R), effective as of December 31, 2004, the Company's consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC. Subsequent to December 31, 2004, York Realty Leasing LLC obtained a $1.4 million mortgage on this property with a financial institution.

b.    Cash Equivalents

Money market funds and investment instruments with original maturities of ninety days or less are considered cash equivalents.

c.    Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

As of December 31, 2004, the Company had cash balances at a certain financial institution in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company mitigates this risk by depositing its cash in high quality financial institutions.

To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition but does not generally require collateral. Approximately 78% and 54% of the accounts receivable balances represent amounts due from two customers at December 31, 2004 and 2003, respectively.

d.    Accounts Receivable

The Company manufactures and markets a transdermal nitroglycerin patch which it sells to customers for distribution in the United States. The Company has also sold diagnostic products for distribution to customers in Germany and Italy. The percentage of sales to each major customer who was responsible for 10% or more of the total revenues is as follows:

                                                    Year Ended
                                                   December 31,
                                                2004          2003
                                                ----          ----
Customer A ............................          23%           15%
Customer B ............................          30%           34%

At December 31, 2004 and 2003, accounts receivable of approximately $2,333,000 and $480,000, respectively were from such customers.

Foreign sales, consisting of sales to distributors in Germany and Italy, were $181,752, or 2.2% of sales in 2003. There were no foreign sales in 2004.

The Company has historically provided financial terms to customers in accordance with what management views as industry norms. Financial terms, for credit-approved customers, are generally on a net 30-61 day basis, though most customers are entitled to a prompt payment discount. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering factors such as economic conditions and each customer's payment history and creditworthiness. If the financial condition of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management's expectations, we might have to increase our allowance for doubtful accounts, modify their financial terms and/or pursue alternative collection methods.

In January 2001, the Company entered into an agreement to sell certain of its accounts receivable with full recourse to a factor, Bay View Funding. The agreement, as amended, allowed for a maximum amount of financing availability of $1.5 million. Under this agreement, the Company sold, on a revolving basis, an undivided percentage ownership in certain accounts receivable. As existing receivables were collected, undivided interests in new eligible receivables were sold. The amounts due from the factor were $110,000 and $169,000 at December 31, 2004 and 2003, respectively. Accounts that became 90 days past due were no longer eligible to be sold and the Company had to repurchase the receivable. The Company addresses the risk of loss associated with these repurchased receivables in its allowance for doubtful accounts. Expenses incurred under this factoring program totaling $243,000 and $132,000 for 2004 and 2003, respectively, are included on the selling, general and administrative expense line in the Consolidated Statements of Operations. The Company terminated its agreement with Bay View Funding in April 2005 because management believed that the Company no longer needed the services of a factor.

e.    Inventories

Inventories are stated at lower of cost (first-in, first-out basis) or market.

f.    Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, and costs of improvements are capitalized. Depreciation and amortization are provided using the straight-line method by charges to operations over estimated useful lives of five to twenty-five years. The cost and related accumulated depreciation of disposed assets are removed from the applicable accounts and any gain or loss is included in income in the period of disposal.

g.    Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

h.    Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amount of the Company's long-term debt approximates fair value because the underlying instruments reprice frequently. In May 1999 the Company's convertible subordinated debentures were delisted for failure to meet listing requirements and therefore a market value is unobtainable.

i.    Revenue Recognition

The Company recognizes revenue for product sales upon shipment when title and risk of loss pass to its customers and when provisions for estimates, including discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the years ended December 31, 2004 and 2003. The following briefly describes the nature of each provision and how such provisions are estimated.

Discounts are reductions to invoiced amounts offered to customers for payment within a specified period and are estimated upon shipment utilizing historical customer payment experience.

Rebates are offered to key customers to promote customer loyalty and encourage greater product sales. These rebate programs provide that upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives credit against purchases. Other promotional programs are incentive programs periodically offered to our customers. The Company is able to estimate provisions for rebates and other promotional programs based on the specific terms in each agreement at the time of shipment.

Consistent with industry practice, we maintain a return policy that allows customers to return product within a specified period prior to and subsequent to the expiration date. The Company's estimate of the provision for returns is based upon historical experience with actual returns.

Price adjustments, which include shelf stock adjustments, are credits issued to reflect decreases in the selling prices of products. Shelf stock adjustments are based upon the amount of product which the customer has remaining in its inventory at the time of the price reduction. Decreases in selling prices are discretionary decisions made by the Company to reflect market conditions. Amounts recorded for estimated price adjustments are based upon specified terms with direct customers, and in the case of shelf stock adjustments, estimates of inventory held by the customer.

The Company has agreements with certain indirect customers, such as independent pharmacies, managed care organizations, hospitals, nursing homes, governmental agencies and pharmacy benefit management companies, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from whom they purchase the products at these contracted prices. The Company will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler's invoice price. Such credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels.

Costs incurred for shipping and handling are recorded in cost of sales.

j.    Research and Development

Research and development costs are charged to operations as incurred.

k.    Income Taxes

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

l.    Per Share Information

Basic and diluted earnings per share are computed based upon the weighted average number of common shares outstanding during each year after adjustment for any dilutive effect of the Company's stock options. Stock options are anti-dilutive for each of the years ended December 31, 2004 and 2003.

A reconciliation of the basic and diluted earnings per common share computations for income for continuing operations for the years ended December 31, 2004 and 2003 is presented below (in thousands, except per share amounts):

                                   2004                         2003
                        ---------------------------   ----------------------------
                         Income   Shares     Per      Income   Shares       Per
                         (Numer-  (Denom-   Share     (Numer-  (Denom-     Share
                          ator)   inator)   Amount     ator)    inator)    Amount
                        -------   -------   -------   -------   -------    -------
Net income <loss>       $     9                       $<1,973>
                        -------                       -------

Basic Earnings
Per Common Share
 Net income <loss>
 applicable to common
 stockholders                 9    11,443   $   .00    <1,973>   11,443    $  <.17>
                                            =======                        =======

Effect of Dilutive
Securities
 Stock options                          0         0                   0          0
                                  -------   -------             -------    -------

Diluted Earnings
Per Common Share
 Net income <loss>
 applicable to common
 stockholders           $     9    11,443   $   .00   $<1,973>   11,443    $  <.17>
                        =======   =======   =======   =======   =======    =======

m.    Stock Options

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company accounts for its stock option plans under the intrinsic-value-based method as defined in APB No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                                Year Ended
                                                               December 31,
                                                              2004       2003

Net income <loss>, as reported:                              $     9    $<1,973>
Add: Stock-based compensation expense recognized
  under the intrinsic value method                                 0          0
Deduct: Stock-based compensation expense
  determined under fair value based method                                   <9>
                                                             -------    -------
Pro forma net income <loss>                                  $     9    $<1,982>
                                                             =======    =======

Net income <loss> per share:
  Basic - as reported                                        $   .00    $  <.17>
                                                             =======    =======
  Basic - pro forma                                          $   .00    $  <.17>
                                                             =======    =======
  Diluted - as reported                                      $   .00    $  <.17>
                                                             =======    =======
  Diluted - pro forma                                        $   .00    $  <.17>
                                                             =======    =======

n.    Use of Estimates in the Preparation of Financial Statements

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

o.    Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46(R)"). FIN 46(R) addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. FIN 46(R) focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. Upon consolidation, the primary beneficiary is generally required to include assets, liabilities and noncontrolling interests at fair value and subsequently account for the variable interest as if it were consolidated based on majority voting interest. As a result of FIN 46(R), effective as of December 31, 2004, the Company's consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 also requires that allocation of fixed production overhead costs be based on normal production activity. The provisions of SFAS 151 are effective for inventory costs incurred beginning in January 2006, with adoption permitted for inventory costs incurred beginning in January 2005. Adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Management is currently assessing the impact that adoption of this Statement will have on the Company's Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. SFAS 154 also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

3.    Going Concern

As of December 31, 2004, the Company had aggregate debts and liabilities of $19,932,000. These debts and liabilities include $10,197,000 due under outstanding debentures which became due in 1999 and under which the Company is currently in default. Also included in these debts and liabilities is $4,522,000 of royalties due under a license agreement with Key Pharmaceuticals, Inc. ("Key") which allows the Company to utilize certain technology incorporated into our current transdermal patch which has been accumulating since 2000. The Consolidated Statement of Operations for the year ended December 31, 2004 includes $633,000 of debenture interest expense and $1,594,000 of Key royalty expense. The Company has been able to continue as a going concern as the result of not having paid these creditors. The Company has been paying its debts and liabilities not related to the debentures or the license on a current basis from cash flow generated from operations. The Company does not have cash on hand to repay the amount due under the debentures or the royalty payment owed under the license agreement. The Company's financial condition has prevented it from securing financing or obtaining loans from which it could repay all or a portion of the amounts due.

The Company is in default under several provisions of the debentures as a result of its failure to have paid interest and principal when they became due in April 1999. Upon an event of default, the trustee of the debentures or the holders of at least 25% in aggregate principal amount of all debentures may declare the outstanding principal of the debentures plus all accrued and unpaid interest which shall become immediately due and payable. The Company is also in breach of the Key license agreement for failing to pay royalties as they became due. The Company's default under and breach of this license agreement entitles the licensor to terminate the agreement. If these creditors took legal action against the Company, the Company would not be able to continue as a going concern unless there was an increase in profitability and/or an infusion of additional funds in order to meet these obligations for both the past amounts due and ongoing amounts as they became due.

The Company intends to continue its efforts to complete the necessary steps in order to meet its future cash flow requirements and to continue its pursuit of new products and contract manufacturing opportunities. Management's plans in this regard include, but are not limited to, the following:

      o Continue with the preliminary negotiations entered into with Key with respect to devising a plan to pay the royalties due, including possibly negotiating a new royalty agreement.
      o Approach the trustee of the debentures to negotiate a payment plan which will allow for the normal operation of the Company's operations. Such a payment plan may include forgiveness of interest and converting the debentures into equity.
      o Continue with existing projects where the Company is developing other transdermal products for client companies and where the Company will be the contract manufacturer of these products if FDA approval is obtained.
      o Form business alliances with other pharmaceutical companies on the development and/or manufacturing of new products.
      o Raise additional working capital through borrowing or through issuing equity.
      o     Evaluate new directions for the Company.

Management believes that actions presently being taken will need to be further realigned or otherwise amended so that the Company will be in a position to generate sufficient revenues to provide positive cash flows from operations and meet its obligations as they become due. However, there can be no assurance that this will occur. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.    Inventories (In thousands)
                                                           December 31,
                                                          2004         2003

            Raw materials                               $  525       $  487
            Finished goods and work in process             777          279
                                                        ------       ------
                                                        $1,302       $  766
                                                        ======       ======

5.    Other Liabilities (In thousands)

                                                            December 31,
                                                          2004         2003

Accrued chargebacks                                     $  682       $  557
Accrued rebates                                            454          193
Accrued audit fees                                         184          160
Accrued interest on the second mortgage                     32          111
Accrued interest on other related party debt               117          205
Accrued interest on other debt                               2            0
Accrued discounts                                           73           15
Allowance for returns                                       59           59
Other                                                       54          111
                                                        ------       ------
                                                        $1,657       $1,411

6.    Long-Term Debt

The Company's long-term debt balances are as follows (in thousands):

                                                                 December 31,
                                                               2004         2003

  10.375% convertible subordinated debentures,
    due April 15, 1999                                       $6,100       $6,100
  Less debentures purchased to meet
    sinking fund requirements                                     0            0
                                                             ------       ------
  Subtotal 10.375% convertible subordinated debentures        6,100        6,100
  Less current portion                                        6,100        6,100
                                                             ------       ------
  Total 10.375% convertible subordinated debentures          $    0       $    0
                                                             ======       ======

  Mortgage payable                                           $    0       $1,600
  Second mortgage payable - related party                         0          367
  Payable to York Realty Leasing LLC members                  1,736            0
  Note payable                                                  167            0
  Other - related party                                           0           40
                                                             ------       ------
  Subtotal other long-term debt                               1,903        2,007
  Less current portion                                            0        2,007
                                                             ------       ------
  Total Long-Term Debt                                       $1,903       $    0
                                                             ======       ======

Interest on the debentures is payable semi-annually. The debentures were subject to redemption through a sinking fund whereby the Company was required to redeem at face value $1.5 million of the debentures each April 15, from 1991 through 1998. The balance of $8 million was due on April 15, 1999. The debentures were convertible into shares of the Company's common stock at $19.52 per share through April 15, 1999 and were redeemable in whole or in part at par. In April 1999, the Company defaulted on its obligations to repay the remaining $8 million in principal as well as the accrued interest due on the debentures at maturity. The Company made a $1.9 million partial repayment of its debt obligations in respect of the debentures out of the proceeds of the sale of the assets of Herculite Products, Inc. and Hercon Environmental Corporation, two subsidiaries of the Company, in August 1999. No additional principal or interest payments with respect to the debentures have been made since April 1999. As of December 31, 2004 and 2003, the Company had accrued interest on the debentures of $4,097,000 and $3,464,000, respectively.

The terms of the indenture relating to the debentures restrict the Company's ability to pay cash dividends and/or repurchase its capital stock pursuant to a formula based upon the consolidated net income of the Company and other factors. Under the formula, at December 31, 2004, no amount was available for the payment of dividends and/or the repurchase of capital stock.

In the spring of 2000, the Company obtained a $1.6 million loan from Mercury Capital Corporation at 15% interest per annum secured by a mortgage on the Company's Pennsylvania facility. In December 2003, Mercury Capital Corporation assigned this mortgage to William Robbins. In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC for a sale price of $1.9 million. The proceeds from the sale were used to satisfy the $1.6 million first mortgage noted above and to substantially pay off a $367,500 second mortgage. The Company entered into the sale/leaseback arrangement with York Realty Leasing LLC because it was unable to negotiate a like transaction with an unaffiliated party. Andy Yurowitz, the Company's Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. William Robbins is also a 50% owner of York Realty Leasing LLC. In addition to capital contributions that Messrs. Yurowitz and Robbins made to York Realty Leasing LLC, as of December 31, 2004 each made loans to York Realty Leasing LLC totaling $136,000 and $1.6 million, respectively, with William Robbins' loan being evidenced by the mortgage. York Realty Leasing LLC has classified these two member loans of $1,736,000 as long-term and is accruing interest of 15% per annum on both loans. As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company's consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC, including the $1,736,000 member loans.

In August 2001, the Company obtained a $367,500 loan from Zackfoot Investments, LLC at 12.5% interest per annum secured by a mortgage on the Company's Pennsylvania facility. This loan was repaid during 2004. Of the nine initial investors in Zackfoot Investments, LLC, five were current or former members of Health-Chem's Board of Directors and one investor was a former officer of Health-Chem Corporation. Each investor received eight shares of the Company's common stock for each dollar invested.

The $167,000 note relates to the purchase of certain fixed assets. The purchase of these fixed assets was pursuant to a development, manufacturing and supply agreement that the Company entered into with a client company. Payment terms of the note are contingent upon certain performance criteria under the agreement. One such performance criteria applicable to the client company may result in the note being forgiven. We estimate the earliest that the note may need to be repaid is in 2006.

The $40,000 other long-term debt represents an amount Manfred Mayerfeld, a current member of the Board of Directors, expended in connection with a successful proxy contest brought against Health-Chem Corporation in 1999 by a group led by Andy Yurowitz, the Company's current Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors. The Company repaid this loan, along with interest at 18% per annum, during 2004.

7.    Employee Benefit Plan

All permanent, full-time non-union employees of the Company are eligible to participate in Health-Chem's 401(k) Plan (the "Plan") following six months of employment. The Plan allows eligible employees to defer up to 20% of their income on a pre-tax basis through contributions to the Plan. The Company may contribute for each participant a matching contribution equal to a percentage of the elective contributions made by the participants. The decision to make matching contributions and the amount of such contributions will be made each year by the Company. These Company matching contributions were $13,000 and $16,000 in 2004 and 2003, respectively.

8.    Commitments

In December 2004, the Company entered into a sale/leaseback agreement with York Realty Leasing LLC for the land, buildings, improvements and equipment at the Company's previously-owned manufacturing facility in Emigsville, Pennsylvania. The term of the lease is for fifteen years, expiring in December 2019, can be extended an additional five years and contains a repurchase option. The selling price was $1.9 million and annual lease payments are $212,400. The proceeds from the sale were used to satisfy a $1.6 million first mortgage associated with the property and to substantially pay off a $367,000 second mortgage. The effects of this sale/leaseback agreement have been eliminated in consolidation as a result of York Realty Leasing LLC being considered a Variable Interest Entity.

In December 2004, the Company entered into a lease for office space in Suffern, New York for a one year period commencing January 1, 2005, and renewed the lease for an additional one year period commencing January 1, 2006. The annual rental was $7,200, inclusive of utilities, for 2005 and will be $7,416 for 2006.

Approximately forty percent of the Company's employees are covered by a collective bargaining agreement with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO ("R.W.D.S.U."). The R.W.D.S.U. agreement is for a three year period ending December 10, 2007. The contract is subject to annual renewal thereafter and acknowledges that the R.W.D.S.U. is the exclusive bargaining agent for the Company's regular production employees, excluding all other employees including but not limited to supervisors, foremen, clerical employees, time-keepers, watchmen, guards, maintenance personnel and part-time employees.

9.    Litigation

In June 2004, Plaintiffs Jack Aronowitz and his companies, Health-Chem Diagnostics, LLC ("Diagnostics") and Leon Services, LLC ("Leon") filed a Complaint and subsequently, an Amended Complaint in the United States District Court Southern District of Florida (the "Court") for breach of contract and foreclosure of a security interest against the Company. The contracts at issue were a Master Agreement along with an associated License Agreement and Security Agreement, executed jointly and dated February 15, 2002 (the "2002 Agreements"), and a November 6, 2003 Outline Agreement (the "2003 Agreement") terminating the Company's obligations under the 2002 Agreements and effectuating a purchase of certain assets by the Company in exchange for monies and a 25% equity stake in Diagnostics. The Company filed a counterclaim for breach of the 2003 Agreement, based on Plaintiffs' failure to render payment for the assets which were transferred to Plaintiffs, as well as a claim for trademark infringement. The Company also asserted a claim for a declaratory judgment determining that the 2003 Agreement superseded the 2002 Agreements, consistent with the conclusions in the Order. The jury rendered its verdict on November 21, 2005, finding in favor of Plaintiffs on the counts for breach of the 2002 and 2003 Agreements. The jury found that Plaintiffs were guilty of copyright infringement, but did not find a breach of the 2003 Agreement on the part of Plaintiffs. On December 2, 2005, the Court entered a Final Judgment and Order Closing Case, and ordered judgment on the jury verdict in the amount of $2,931,000.00 in favor of Plaintiffs and against the Company. The Court also entered judgment for the Company in the amount of $25,000.00 for trademark infringement. The Company filed a Motion for Judgment As A Matter Of Law, and alternatively, Motion for New Trial. On February 14, 2006 the Court issued an Amended Final Judgment, vacating the Court's December 2, 2005 Final Judgment and Order Closing Case. The February 14, 2006 judgment reduced the award to the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC and against the Company to the amount of $1.00. The February 14, 2006 judgment also awarded $25,000.00 to the Company and against the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC for trademark infringement. The February 14, 2006 judgment also included a permanent injunction in favor of the Company and against the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC to cease and desist any present or future use of the "Health-Chem" trademark or any other marks similar to the Company's trademark. On February 27, 2006 the Plaintiffs filed an appeal from the Court's February 14, 2006 Amended Final Judgment. The ultimate outcome of this litigation cannot be ascertained at this time.

10.   Stockholders' Equity

a.    A summary of the shares of common and treasury stock is as follows:

                                                      Treasury Stock
                                              -----------------------------
                                 Common        Convertible       Common
                                 Stock        Special Stock      Stock
                              -------------   -------------   -------------

    Balance at 12/31/03          11,443,424         738,667       6,490,632

    Balance at 12/31/04          11,443,424         738,667       6,490,632

b.    Convertible special stock

The convertible special stock has the same rights as common stock except that it is nonvoting. Each share is convertible into 1 1/3 shares of the Company's common stock. The conversion rate is subject to change under certain circumstances. No shares of convertible special stock are outstanding.

c.    Reserved shares
                                                            Number of
        Purpose of Reservation                               Shares
        ----------------------                              ---------

      Conversion of convertible special stock                 984,889
      Stock option plans                                    4,086,587
                                                            ---------
      Total reserved shares                                 5,071,476
                                                            =========

11.   Stock Options

Options granted under the Company's various stock option plans are exercisable for up to five years from the grant date. A summary of the status of the Company's plans as of December 31, 2004 and 2003 and changes during the years ended on those dates is presented below:

                                           2004                    2003
                                   ---------------------   ---------------------
                                   Weighted                Weighted
                                   Average                 Average
                                   Exercise                Exercise
                                    Shares       Price      Shares       Price
                                   ---------   ---------   ---------   ---------

Outstanding at
 beginning of year                 4,086,587   $     .17   3,986,587   $     .17

Granted                                    0                 100,000   $     .12

Exercised                                  0                       0

Forfeited                                  0                       0
                                   ---------               ---------

Outstanding at end
 of year                           4,086,587   $     .17   4,086,587   $     .17
                                   =========               =========

Options exercisable
 at year-end                       4,086,587               4,086,587

Weighted-average
 fair value of
 options granted
 during the year                               $     .00               $    .092

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003; no dividend yield; expected volatility of 134.97%; risk-free interest rate of 2.06%; and expected lives of three years for the 2003 option grants.

The following table summarizes information about the Plan's stock options outstanding at December 31, 2004:

                     Options Outstanding              Options Exercisable

                           Weighted-
                            Average     Weighted-                 Weighted-
 Range of      Number      Remaining     Average      Number       Average
 Exercise   Outstanding   Contractual   Exercise    Exercisable   Exercise
  Prices    at 12/31/04      Life         Price     at 12/31/04     Price
----------  -----------   -----------   ---------   -----------   ---------

  $.10        1,845,500    1.30 years      $.10       1,845,500      $.10
$.12-$.125    1,550,000    2.16 years      $.12       1,550,000      $.12
  $.50          691,087    0.42 years      $.50         691,087      $.50
              ---------    ----------      ----       ---------      ----

$.10-$.50     4,086,587    1.48 years      $.18       4,086,587      $.18
              =========    ==========      ====       =========      ====

12.   Taxes on Income (In thousands)
                                                                 Year Ended
                                                                December 31,
                                                                 2004      2003
Taxes on income include provision <benefit> for:
  Federal income taxes                                        $     0   $     0
  State and local income taxes                                      0         0
                                                              -------   -------
   Total                                                      $     0   $     0
                                                              =======   =======

Taxes on income are comprised of:
  Current                                                     $     0   $     0
  Deferred                                                          0         0
                                                              -------   -------
   Total                                                      $     0   $     0
                                                              =======   =======

A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                                 Year Ended
                                                                December 31,
                                                                 2004      2003

  Tax <benefit> at statutory rate                             $     3   $  <671>
  Increase <decrease> resulting from:
   State and local taxes, net of federal
     tax benefit                                                    0       <99>
   Change in valuation allowance                                   <3>      770
                                                              -------   -------
  Tax provision <benefit>                                     $     0   $     0
                                                              =======   =======

At December 31, 2004 and 2003, the deferred tax assets and liabilities result from the following temporary differences and carryforwards:

                                                                 2004      2003
Deferred tax assets:
  Net operating and other tax loss
   carryforwards                                              $10,183   $10,240
  Stock-based compensation                                         51        51
                                                              -------   -------
     Total deferred tax assets                                 10,234    10,291
                                                              -------   -------

Deferred tax liabilities:
  Accelerated depreciation                                       <226>     <183>
                                                              -------   -------
     Total deferred tax liabilities                              <226>     <183>
                                                              -------   -------
Net deferred tax asset before valuation
 allowance                                                     10,008    10,108
Valuation Allowance                                           <10,008>  <10,108>
                                                              -------   -------

Net deferred tax asset                                        $     0   $     0
                                                              =======   =======

At December 31, 2004, the Company had approximately $30 million of net operating loss carryforwards for federal income tax purposes which expire in various years through 2020 and tax credit carryforwards that expire in various years through 2020. The Company also had net operating loss carryforwards in various states in which the Company and its subsidiaries operate which are available to absorb allocated portions of future taxable income for state tax purposes. The state operating loss carryforwards expire in various years through 2020. At December 31, 2004, valuation allowance relating to tax loss carryforwards was $10,008,000.

13.   Interest, Net (In thousands)

                                               Year ended
                                              December 31,
                                             2004     2003

     Interest expense                       $  912   $1,017
     Interest income                            <3>      <1>
                                            ------   ------
                                            $  909   $1,016
                                            ======   ======

14.   Related Party Transactions

The consolidated financial statements include the following items applicable to related parties (in thousands):

                                                                December 31,
Balance Sheets:                                               2004         2003
                                                             ------       ------

10.375% convertible subordinated debentures
  held by directors and executive officers                   $  159       $  159

Second mortgage payable                                           0          242

Other long-term debt (See Note 6)                                 0           40

Payable to York Realty Leasing LLC members
  (See Note 6)                                                1,736            0

Accrued interest on the second mortgage                          32           69

Accrued interest on other related party debt                    117          205

                                                                  Year ended
                                                                 December 31,
  Income Statements:                                          2004         2003
                                                             ------       ------

  Interest, net                                              $   53       $  115

Second mortgage payable

In August 2001, the Company obtained a $367,500 loan from Zackfoot Investments, LLC at 12.5% interest secured by a mortgage on the Company's Pennsylvania facility. This loan was repaid during 2004. At December 31, 2003, the following related parties were owed principal of $242,500 with respect to this loan:

      Andy Yurowitz (Employee and Director)                       $107,500
      Manfred Mayerfeld (Director)                                  50,000
      Andrew Levinson (Director)                                    25,000
      Ken Brody (Former Employee)                                   60,000
                                                                  --------
                                                                  $242,500
                                                                  ========

Accrued interest on the second mortgage

In August 2001, the Company obtained a $367,500 loan from Zackfoot Investments, LLC at 12.5% interest secured by a mortgage on the Company's Pennsylvania facility. This loan was repaid during 2004. At December 31, 2004 and 2003, the following related parties were owed interest with respect to this loan:

                                                        2004        2003
                                                       -------     -------

      Manfred Mayerfeld (Director)                     $21,000     $16,000
      Andrew Levinson (Director)                        10,000       8,000
      Andy Yurowitz (Employee and Director)                  0      29,000
      Ken Brody (Former Employee)                            0      16,000
                                                       -------     -------
                                                       $32,000     $69,000
                                                       =======     =======

Accrued interest on other related party debt

During 2000 and 2001, Andy Yurowitz provided the Company with an aggregate of $167,500 at various times and for various purposes including working capital, to pay creditors and to meet payroll. These loans accrued interest at the rate of 18% per annum, the amount charged by credit card companies for corporate expenses Mr. Yurowitz charged to his credit cards. The Company repaid the principal amount of the loans during 2001 and 2003. In addition to receiving interest on these loans, the Company granted to Mr. Yurowitz five-year options to purchase up to 837,500 shares of the Company's common stock (five options for each dollar loaned) at an exercise price of $0.10 which expire in April 2007. In 1999, Mr. Yurowitz expended $60,000 in connection with a successful proxy contest brought against Health-Chem in 1999 by a group led by him. The Company repaid the principal amount of this loan during 2001 and 2003 with interest equal to 18% per annum.

During 2000 and 2001, Manfred Mayerfeld provided the Company with an aggregate of $191,600 at various times and for various purposes including working capital, to pay creditors and to meet payroll. These loans accrued interest at the rate of 18% per annum. The Company repaid the principal amount of the loans during 2001 and 2003 along with aggregate interest of $91,783 during 2004. In addition to receiving interest on these loans, the Company granted to Mr. Mayerfeld five-year options to purchase up to 958,000 shares of the Company's common stock (five options for each dollar loaned) at an exercise price of $0.10 which expire in April 2007. In 1999, Mr. Mayerfeld expended $40,000 in connection with a successful proxy contest brought against Health-Chem in 1999 by a group led by Mr. Yurowitz. The Company repaid the principal amount of this loan during 2004 with interest of $25,700 (equal to 18% per annum).

At December 31, 2004 and 2003, the following related parties were owed interest with respect to these loans:

                                                       2004         2003
                                                     --------     --------

      Manfred Mayerfeld (Director)                   $117,000     $114,000
      Andy Yurowitz (Employee and Director)                 0       91,000
                                                     --------     --------
                                                     $117,000     $205,000
                                                     ========     ========

Interest, net

Interest expense with respect to related parties for the years ended December 31, 2004 and 2003 is presented below:

                                                          Year ended
                                                         December 31,
                                                       2004         2003

Manfred Mayerfeld - Other related party debt         $  3,000     $ 37,000
Andy Yurowitz - Other related party debt                    0       32,000
Second mortgage                                        36,000       46,000
York Realty Leasing LLC members                        14,000            0
                                                     --------     --------
                                                     $ 53,000     $115,000
                                                     ========     ========

15.   Minority Interest

A former president of Hercon Laboratories Corporation maintains a 1.5% interest in Hercon Laboratories Corporation and Hercon Environmental Corporation. Equity in Hercon Environmental Corporation has generated a $3,000 minority interest.

As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company's consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC. Andy Yurowitz and William Robbins are each 50% owners of York Realty Leasing LLC. As of December 31, 2004, each had contributed $65,000 in capital to York Realty Leasing LLC. This $130,000 combined capital has been classified as a minority interest on Health-Chem's balance sheet at December 31, 2004.

16.   Discontinued Operations

In June 2001, management sought to diversify the Company's business to reduce its reliance on its single nitroglycerin transdermal patch product and investigated a variety of strategies which could initiate a new and ongoing product pipeline. Toward that end, the Company purchased the key machinery and equipment of TCPI, Inc., a Florida-based manufacturer of medical diagnostic products, out of bankruptcy in December 2001. In February 2002, the Company organized a division which entered into a series of agreements pursuant to which
(i) it licensed thirty diagnostic products derived from a common platform technology, (ii) it retained the inventor of these products to continue development work and (iii) arranged to manufacture the products at a leased premises located in Pompano Beach, Florida. The new diagnostic division purchased pregnancy test wands manufactured under the licenses and launched shipment of these products to European customers. However, the division was unable to  manufacture  the  pregnancy  test wands  utilizing  the  equipment it purchased. Moreover, the Company brought to market only two additional diagnostic products of the thirty it licensed and generated minimal revenues from sales of these products. After sales of the pregnancy test products declined dramatically due to patent issues, and with continuing operating losses and cash flow drains, the Company divested itself of this division in 2004.

The consolidated financial statements of the Company have been reclassified to reflect the results of operations and net assets of this diagnostic division of the Company as discontinued operations in accordance with generally accepted accounting principles.