Form 10KSB
period 2005-12-31
HEALTH CHEM CORP
filed 2007-03-08
CIK 46428

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________

                         Commission file number: 1-6787

                             HEALTH-CHEM CORPORATION
                 (Name of small business issuer in its charter)

           Delaware                                    13-2682801
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

101 Sinking Springs Lane, Emigsville, PA                 17318
----------------------------------------                 -----
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the issuer's revenues for its most recent fiscal year: $7,586,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $784,229 as of January 1, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,443,424 as of February 13, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS ..................................................    3
PART I .............................................................................................    5
   ITEM 1.  DESCRIPTION OF BUSINESS ................................................................    5
   ITEM 2.  DESCRIPTION OF PROPERTIES ..............................................................   29
   ITEM 3.  LEGAL PROCEEDINGS ......................................................................   29
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................................   30
PART II ............................................................................................   30
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...............................   30
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..   31
   ITEM 7.  FINANCIAL STATEMENTS ...................................................................   43
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ...   43
   ITEM 8A. CONTROLS AND PROCEDURES ................................................................   43
   ITEM 8B. OTHER INFORMATION ......................................................................   43
PART III ...........................................................................................   43
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(A) OF THE EXCHANGE ACT ......................................................   43
   ITEM 10. EXECUTIVE COMPENSATION .................................................................   46
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
            STOCKHOLDER MATTERS ....................................................................   49
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........................................   50
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .......................................................   51
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES .................................................   58
SIGNATURES .........................................................................................   59

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB for the year ended December 31, 2005 ("Annual Report") contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These statements include, but are not limited to:

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

                                INTRODUCTORY NOTE

      In July 2006, Health-Chem Corporation filed an Annual Report on Form 10-KSB for the years ended December 31, 2003 and 2004 (the "2004 Annual Report"). Prior to filing the 2004 Annual Report, Health-Chem had not filed any annual or quarterly reports with the Securities and Exchange Commission since it filed an annual report for the year ended December 31, 1998 and quarterly reports for the first three quarters of 1999 in November 1999. This annual report covers the year ended December 31, 2005 and includes audited financial statements for the year then ended but includes information through a recent practicable date with respect to certain topics we believe are of particular importance to readers, such as information with respect to the business of Health-Chem and its directors, executive officers and principal stockholders. To the extent this Annual Report references financial information relating to 2006, said information is drawn from internally prepared financial statements and has not been audited, as noted in each case where reference to that information is made.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview.

      Health-Chem Corporation ("Health-Chem") and its subsidiaries (Health-Chem and its subsidiaries collectively may be referred to as "we", "us", the "Company" or by like terms) manufacture controlled release products to deliver drugs topically or transdermally (transdermal patches). Currently, our sole product is a prescription transdermal patch which delivers nitroglycerin for use in the relief of the vascular and cardiovascular symptoms related to angina pectoris (chest pain); however, we have the manufacturing capability to produce transdermal patches which deliver other medications. We manufacture our nitroglycerin patch both on a contract basis for specific clients and for sale to distributors and wholesalers for distribution in the United States. We manufacture our products in accordance with Good Manufacturing Practices, or GMP's, prescribed by the United States Food and Drug Administration, or FDA, at our facility in Emigsville, Pennsylvania. We conduct the majority of our business through Transderm Laboratories Corporation ("Transderm"), of which Health-Chem owns 90% of the outstanding common stock.

Current Financial Condition of Health Chem.

      As of December 31, 2005, the Company had total current liabilities of approximately $19.7 million which includes (i) $10.8 million of principal and interest due under certain convertible subordinated debentures due April 15, 1999 ("Debentures"), under which we are in default, (ii) $6.1 million of royalties due under a license with Key Pharmaceuticals, Inc., or Key, under which we are in breach (the "Key License"), and (iii) $2.8 million of million of trade payables and other miscellaneous liabilities. The notes to our financial statements for the year ended December 31, 2005 and the auditor's report accompanying said financial statements indicate that these liabilities and our working capital deficiency raise substantial doubt about our ability to continue as a going concern, as more fully described in "Item 6. Management's Discussion and Analysis or Plan of Operation." The following is a description of our obligations under the Debentures and the Key License.

      The Debentures

      On April 15, 1981, Health Chem sold and issued 10.375% convertible subordinated Debentures due April 15, 1999 in the principal amount of $20 million under the terms of an Indenture between the Company and Bankers Trust Company (now Deutsche Bank Trust Company Americas), as trustee (the "Trustee"). Interest on the Debentures was payable semi-annually on April 15 and October 15 in each year. The Debentures:

o were convertible into shares of the Company's common stock at a conversion price of $19.52 per share (as adjusted), through April 15, 1999;

o were redeemable (i) in whole or in part at any time after October 15, 1982 at the option of the Company at 108.82% of the principal amount thereof decreasing to 100% of the principal amount if redeemed after April 15, 1991 and (ii) by operation of a sinking fund whereby the Company was required to redeem Debentures in the aggregate principal amount of $1.5 million on April 15 of each year commencing in 1991 to and including 1998;

o were subordinated in right of payment to the prior payment of all "senior indebtedness" (as defined in the Indenture governing the Debentures);

o restricted the Company, in certain cases, from (i) declaring or making any distribution on its capital stock or to its stockholders (other than dividends payable in its capital stock) or (ii) purchasing, redeeming or otherwise acquiring or retiring for value any of its capital stock or permit any subsidiary to do so;

o were subject to certain default provisions typical of debt instruments and which provide that upon an event of default, the Trustee or the holders of at least 25% in aggregate principal amount of all Debentures may declare the outstanding principal of the Debentures plus all accrued and unpaid interest immediately due and payable.

      Since the date we issued the Debentures:

o From 1981 through 1998, we paid interest on the Debentures as it became due from cash flow from operations.

o We satisfied our obligations under the sinking fund provisions of the Indenture by redeeming or repurchasing Debentures in the principal amount of $1.5 million per year from 1991 through 1998.

o We made a $1.9 million payment on our debt obligations in respect of the Debentures out of the proceeds of the sale of certain assets in August 1999 but have not made any principal or interest payments with respect to the Debentures since that date.

o     No Debentures have been converted into common stock.

      In April 1999, the Company defaulted on its obligations to repay the $8.0 million in principal then outstanding as well as the accrued interest of $.4 million due on the Debentures at maturity. The Company has remained in sporadic contact with the Trustee for the Debentures since it defaulted but has not had the funds to make any payments or principal or interest since August 1999.

      As of December 31, 2005 and 2006, the Company owed $10,830,000 and $11,463,000 (unaudited), respectively, of principal and interest on the Debentures.

      The Company periodically has entered into agreements with the Trustee, including:

o tolling agreements which provide, among other things, that the Company would not use the statute of limitations as a defense in any claim against the Company under the Debentures or the Indenture, the latest of which agreements extends through the earlier of April 15, 2007 or 120 days after the Trustee shall have received from the Company or the Company shall have received from the Trustee or a majority of the holders of Debentures then outstanding, a notice stating that the agreement shall be terminated 120 days after receipt thereof; and

o an agreement whereby the Company agreed: (i) to use its best efforts to adopt a plan to repay the Debentures at the earliest practical date; (ii) that pending a repayment plan, it will not make any payments to insiders except for salaries and benefits due and becoming due to them and that insiders can receive pari passu payments on Debentures they hold; and
      (iii) to give the Trustee not less than two business days' notice before engaging in any extraordinary transactions

      We recently have been communicating with the Trustee as to repaying the debt represented by such instruments but have not entered into formal negotiations with respect to any plan to repay or restructure this debt. Any failure to enter into an agreement with the Trustee to restructure the repayment provisions of the Debenture on terms favorable to us could have a material negative impact on our Company, as more fully described under the heading "Risk Factors."

      Key License

      Our second generation transdermal patch technology developed during the mid 1990's incorporates certain technology which, unbeknownst to us at the time of development, was the subject of a patent held by Key, a subsidiary of Schering-Plough Corporation. In December 1997, Key obtained a court order enjoining us from manufacturing or selling any transdermal nitroglycerin patches that have been found to infringe Key's patent, before the expiration of Key's patent on February 16, 2010. In March 2000, we acquired a non-exclusive license from Key to manufacture and sell any drug-in-adhesive transdermal nitroglycerin patch product developed by the Company either before or during the term of the license and provided for the payment of a royalty per unit sold in amounts ranging from $2 to $3, based upon the dosage delivered (the "Key License"). The Key License extends through the expiration of Key's patent. We have never made royalty payments under the Key License and are in breach thereof. As of December 31, 2005 and 2006, we owed aggregate royalties to Key of approximately $6.1 million and $7.3 million (unaudited), respectively. We currently are discussing a payment plan with Key with respect to payment of past due royalties. Any failure to negotiate a repayment agreement with Key on terms favorable to us could have a material negative impact on our Company, as more fully described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      The first transdermal patch was approved by the FDA in 1979. It contained the drug scopolamine used to prevent the nausea and vomiting associated with motion sickness. In 1981, the FDA approved a patch for nitroglycerin and as of 2003 transdermal patches have been approved to deliver 15 molecules spanning 35 different drugs, including combination patches utilized for, among other purposes, contraception and hormone replacement. Developments and improvements to transdermal systems are being made rapidly.

      Transdermal drug delivery has numerous advantages over conventional drug delivery methods. In contrast to orally delivered drugs, compounds entering the body through the skin escape first-pass metabolism in the liver (which may destroy the drug), often resulting in higher bioavailability of the drug. Transdermal delivery is effective for use in patients who experience nausea from the medication because there are few or no gastrointestinal effects from the drug itself and is useful for those drugs that have poor oral uptake, need frequent administration or that interact with stomach acid and allows effective use of drugs with short half-lives that otherwise require large initial doses (bolus dosing) to achieve desired drug levels, such as nitroglycerin. As a result, the side effects, or variability in therapeutic effect due to peaks and troughs in plasma concentration, that are seen with bolus administration are minimized. In contrast to intravenous drug delivery, transdermal administration is noninvasive and poses little risk of infection. It is also relatively easy for patients to apply and remove a transdermal system.

Our Nitroglycerin Transdermal Patch.

      In 1986, we introduced the first FDA-approved generic transdermal nitroglycerin patch into the United States market. Nitroglycerin, also known as glycerin trinitrate, provides relief from the vascular and cardiovascular symptoms related to angina pectoris or angina. Angina pectoris, or "heart pain," is the chest discomfort that occurs when the blood oxygen supply to an area of the heart muscle does not meet the demand. Nitroglycerin corrects the imbalance between the flow of blood and oxygen to the heart and relieves the work that the heart must do by dilating the arteries and veins in the body. Dilation of the veins reduces the amount of blood that returns to the heart that must be pumped. Dilation of the arteries lowers the pressure in the arteries against which the heart must pump. As a consequence, the heart works less and requires less blood and oxygen. Additionally, nitroglycerin preferentially dilates blood vessels that supply the areas of the heart where there is not enough oxygen, thereby delivering oxygen to the heart tissue that needs it most.

      Since no one holds a valid patent covering nitroglycerin, which would grant to the patent holder the exclusive right to sell the drug while the patent is in effect and which is intended to protect the holder's development investment, others can seek to obtain FDA approval to sell nitroglycerin based products, assuming the proposed product meets certain specific criteria, by submitting an Abbreviated New Drug Application, or ANDA. The ANDA approval process can be substantially quicker and significantly less expensive than the new drug approval process because the applicant can rely on results collected from clinical trials conducted by the original drug developer.

      Our nitroglycerin transdermal patch comprises a multi-layer drug-in-adhesive system wherein the medication and all the excipients (the inert substances used as diluents or vehicles for a drug) are incorporated into a membrane between two distinct drug-in-adhesive layers under a single backing film. Our patch is comprised of three layers; a transparent outer backing layer composed of a composition plastic film and printed with the name of the drug and strength; nitroglycerin in a acrylic-based polymer adhesive with a cross-linking agent; and a protective, translucent peelable liner which covers the second layer and must be removed prior to use. Our nitroglycerin transdermal patch is AB2 rated, which means it is considered bioequivalent to Novartis' NitroDerm(TM) product based on clinical trial data. Our patch is a one-day use patch and is sold in shelf cartons, with each shelf carton containing thirty patches. Our patch is produced in three different dosage sizes, with each size delivering different milligrams per hour (mg/hr) amounts of nitroglycerin to the patient. The three sizes are: 0.2mg/hr, 0.4mg/hr and 0.6mg/hr.

      As described above under the heading "Current Financial Condition of Health Chem" we have acquired a license which allows us to incorporate certain technology into our current generation transdermal patches which is the subject of a patent owned by Key. We currently are in default under the Key License for failure to pay royalties due, aggregating $6,108,000 and $7,315,000 (unaudited) as of December 31, 2005 and 2006, respectively, and if we are prevented from utilizing the Key technology, we would have to discontinue selling our transdermal patches unless we could develop our own technology to replace that covered by the Key License or otherwise locate and obtain a license for similar technology which can be incorporated into our manufacturing process, of which we can give no assurance. See "BUSINESS-Risk Factors" and "Management's Discussion and Analysis of Financial Statements and Results of Operations."

Research and Development.

      Our research and development efforts are severely constrained by our lack of cash, as described elsewhere in this Annual Report, and other than activities currently being undertaken for third parties as described below, we are not engaging in any research and development on our own behalf.

      If and when we possess cash sufficient to resume our research and development activities, we expect that our strategy will be to identify generic drugs which can be delivered transdermally, which are suitable for transdermal delivery, which correspond with our technical and manufacturing capabilities and which we believe have substantial market potential or for which a product niche may exist. We may also explore developing transdermal products that use FDA-approved drugs that currently are being delivered to patients through means other than transdermal delivery. In addition, we may seek to supplement our research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies.

      By focusing on bringing new products to market based upon unprotected, generic drugs that are then being delivered transdermally, we will not have to bear the same level of research and development and other expenses associated with bringing a new drug formulation to market. Thus, we believe that we would be able to charge significantly less for a product, a decided competitive advantage in our industry, given that managed care organizations typically favor generic products over brand name drugs, and governments encourage, or under some circumstances, mandate generic drugs.

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

      We recently completed certain milestones under these agreements, including producing a supply of the pharmaceutical compound which permitted Ranbaxy to complete pilot bioequivalence study results which were filed by Ranbaxy with the FDA as part of the ANDA filed in connection with this compound.

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

      In April 2006, we entered into a Development, Manufacturing and Supply Agreement with Cure Therapeutics, Inc., or CTI, relating to the development of a transdermal patch which delivers two generic pharmaceutical compounds which will be utilized for new indications (that is, the treatment of conditions not covered by the original FDA approval) for such drugs. Under the agreement, CTI engaged us to undertake all processing of the pharmaceutical compound for the purpose of filing a new drug application, or NDA, with the FDA and to manufacture and supply sufficient quantities of the compound required for obtaining approval of the NDA. Our engagement is divided into three stages: technology transfer, formulation optimization, and scale-up; FDA phase 2 clinical trial batch manufacturing; and FDA phase 3 clinical trial batch manufacturing. Our obligations under the agreement include all manner of analyzing, testing, optimizing the formulation of or process by which clinical trial products are made, creation of dedicated tooling, scaling-up our manufacturing facility to produce commercial quantities of product, finishing, packaging, inspecting, labeling and preparing product for shipment, all as required under applicable law. In addition, we are required to maintain data and records with respect to all aspects of the foregoing for the specific purpose of filing same with the FDA with respect to the NDA and to report to CTI with respect to each phase of the process. CTI pays us fees upon our successful completion of milestones enumerated in the agreement. We are currently working on the second stage under the agreement. CTI has agreed, at its own cost and expense, to engage a contract research organization to conduct safety and efficacy studies of the clinical trial products we manufacture and, in the event that such studies fail to demonstrate the safety or efficacy of such products, CTI may terminate the agreement. We have agreed to conform to GMP's in connection with the manufacture of the product and otherwise supply product in conformity with CTI's specifications as enumerated in the agreement which relate to quality control, packaging and labeling, among other things, and in accordance with all applicable laws. We have agreed to indemnify CTI for damages resulting from, among other things, our performance of or failure to perform our obligations under the agreement and CTI has agreed to indemnify us for damages relating to regulatory improprieties. Each party has agreed to maintain the confidentiality of the other's confidential information. The agreement has a term of two years but is subject to prior termination by either party in the event of a material breach by the other party and by CTI for any reason at any time upon written notice. The parties recognize the possibility that no commercial product may arise from their efforts.

      We are also conducting a number of feasibility studies on transdermal products which we may develop independently or on behalf of client companies and are pursuing additional contract manufacturing opportunities. We do not undertake clinical studies. As a contract manufacturer for developing products, it would be the responsibility of our client to undertake and bear the cost of these clinical studies, including preparing and filing all documents required by the FDA. We would, however, perform routine chemical analysis of these products to determine if they meet proposed product specifications.

      For the years ended December 31, 2005, 2004 and 2003, we spent $438,000, $414,000 and $418,000, respectively, for research and development activities. Our research and development expense may vary significantly from quarter to quarter and year to year depending on product development cycles, the timing of clinical studies and whether we or a third party are funding development. These variations in research and development spending may not be accurately anticipated and may have a material effect on our results of operations. Currently, research and development personnel engage in assisting with technical transfers of existing formulation and test methodology to our production facility. In addition, our personnel perform small scale development work on behalf of clients, including producing hand cut transdermal patches on a research laminator for analytical testing or performing permeation studies to demonstrate how drug formulations penetrate a skin layer. Our personnel also work on improving test methods that may impact day to day testing requirements for commercial products. We periodically outsource analytical testing because we do not possess the appropriate equipment or outsourcing is more economically efficient if the test is not of a routine nature.

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

Manufacturing.

      We conduct our manufacturing operations in a single facility comprised of an approximately 61,000 square foot building located on approximately 3.5 acres in Emigsville, Pennsylvania. Our products are manufactured in accordance with GMP's prescribed by the FDA. The FDA visited our facility in November 2003 and June 2006 and issued establishment inspection reports. The reports indicated that there were no objectionable conditions or practices noted during their reviews. The FDA did not issue a Form FDA 483 (Inspectional Observations) report during either of these two visits. The FDA uses the Form FDA 483 report to communicate all observations of objectionable conditions noted during their inspection process. This facility has also been licensed by the United States Drug Enforcement Administration ("DEA") to conduct research and manufacture products containing Schedule II controlled substances. To bring new products to market as quickly as possible, we will seek to have the manufacturing capacity to produce the new product prior to obtaining FDA approval.

      Our products are manufactured according to current GMP's as specified by federal regulations which require us to maintain and update procedures and specifications as provided under federal law. We must maintain records that demonstrate the application of raw materials from receipt to use in a finished product. In addition, any complaints received must be documented and investigated. We are obligated to submit to the FDA reports covering our marketed products that include both chemistry information and adverse event information on an annual basis. If we do not adhere to current GMP's, the FDA could seek an injunction barring commercial distribution of our products, among other things.

      The manufacture of advanced transdermal drug delivery systems requires specialized skills in several areas, as well as specialized manufacturing equipment. The Company's process development and design engineers work closely with the research and development department starting early in the product design stage, which renders the manufacturing development process more efficient. All scale up work (spanning the gamut of initial research on a potential product to large-scale manufacturing for clinical and stability work), commencing with initial product development trials, is conducted on full-size, completely functional manufacturing equipment, reducing delays in the development and approval process and smoothing the transition to commercial production. Some of this equipment is manufactured in-house; the balance is fabricated by outside manufacturers to the Company's specifications. The Company believes that this equipment provides a decided advantage in the manufacture of the complex multi-layer systems necessary for successful transdermal drug delivery. The Company currently has assembly packaging equipment in place having a single shift capacity of over 24 million patches annually. The Company believes that its current manufacturing facility is adequate for its intended purpose and will be sufficient for product expansion for the foreseeable future.

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

      We do not believe that compliance with federal, state or local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had or will have any material effect upon our capital expenditures, earnings or competitive position. There can be no assurance, however, (i) that changes in federal, state or local laws or regulations, changes in regulatory policy or the discovery of unknown problems or conditions will not in the future require substantial expenditures, or (ii) as to the extent of the Company's liabilities, if any, for past failures, if any, to comply with laws, regulations and permits applicable to its operations. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products.

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

      We have engaged Cardinal Health, Inc. as a non-exclusive distributor of our transdermal patches pursuant to an agreement dated October 1, 2001. We sell product to Cardinal at our list price and Cardinal is entitled to receive certain discounts and rebates as stipulated in the agreement. During the years ended December 31, 2003, 2004 and 2005, Cardinal purchased products representing in excess of 10% of our total sales.

      We market our products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. We also market our products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as "indirect customers." We may enter into agreements with our indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler from which they actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers which establish contract pricing for certain products which the wholesalers provide.

Competition.

      The market for our nitroglycerin transdermal patches is highly competitive. Because nitroglycerin is a generic drug, companies willing and able to comply with FDA and other applicable regulations can produce nitroglycerin based products. Moreover, nitroglycerin can be administered utilizing a wide array of conventional and alternate forms of drug delivery. Accordingly, our product faces intense competition from a diverse group of domestic and multinational companies most of which possess significantly greater financial and personnel resources than we do and that includes:

o large conglomerates of which pharmaceutical nitroglycerin formulations, including nitroglycerin based products, represent only a portion of the products they offer;

o pharmaceutical companies of all sizes which focus on the development of advanced transdermal systems which deliver nitroglycerin;

o pharmaceutical companies which offer nitroglycerin based products delivered other than transdermally or other formulations which relieve angina; and

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

Employees.

      We employ approximately fifty two employees, of whom seventeen are covered by a collective bargaining agreement with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO ("R.W.D.S.U."). The R.W.D.S.U. agreement is for a three year period ending December 10, 2007. The contract is subject to annual renewal thereafter and acknowledges that the R.W.D.S.U. is the exclusive bargaining agent for the Company's regular production employees, excluding all other employees including but not limited to supervisors, foremen, clerical employees, time-keepers, watchmen, guards, maintenance personnel and part-time employees. We believe our employee relations are good.

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

Risks Relating to Our Financial Condition.

      We believe that our financial condition as of December 31, 2005 and our continuing default under the Debentures and breach of the Key License give rise to several risks and uncertainties. We believe that the financial information and other factors set forth below are relevant in this regard:

o As of December 31, 2005, the Company had aggregate debts and liabilities of nearly $22 million, which includes $10.8 million due under the Debentures and $6.1 million due under the Key License; had current assets of $5.0 million; and had a negative working capital of approximately $14.7 million.

o As of December 31, 2006, we estimate that the Company had aggregate debts and liabilities of approximately $22.3 million (unaudited), which includes $11.5 million due under the Debentures and $7.3 million due under the Key License.

o We have not made any payments under the Debentures since 1999 and are in default thereunder and the Trustee or the holders of the Debentures could demand immediate payment of all amounts due under such instruments.

o We are in breach of the Key License for failing to pay royalties since the execution thereof and Key could terminate the license and our right to use the intellectual property covered thereby in which case we may have to discontinue manufacturing and selling our sole transdermal patch product and we would have no source of continuing meaningful revenues.

In view of the foregoing, investors should consider the following risks:

Our financial condition, including our capital deficiency and our continuing default under the Debentures and breach of the Key License, creates substantial doubt as to whether we can continue to operate as a going concern. If we can not continue to operate as a going concern, we may have to cease all operations and investors will lose their entire investment in our company.

      The Company's audited consolidated financial statements for the year ended December 31, 2005 have been prepared assuming that we will continue as a going concern. However, Note 3 of the Notes to Consolidated Financial Statements details certain conditions and other factors which are referenced in the auditor's report to the December 31, 2005 financial statements that raise substantial doubt about our ability to continue to operate as a going concern, including:

o the aggregate amount of the Company's outstanding debts and liabilities at December 31, 2005 and specifically the amounts due under the Debentures and the Key License;

o the fact that we currently are in default under the Debentures and breach of the Key License and do not have the cash on hand or credit or financing facilities available to cure such default and breach and make the payments owed to the Debenture holders or Key;

o the fact that if the Debenture holders or Key were to take legal action against the Company, we would not be able to continue as a going concern unless there was an increase in profitability and/or an infusion of additional funds in order to meet our obligations to these entities for both the past amounts due and ongoing amounts as they became due; and

o the fact that we have a working capital deficiency of $14.7 million which casts doubt on our ability to pay our obligations as they become due or pay extraordinary obligations if any should arise.

      With the exception of 2004 in which we generated income of $9,000, the Company has experienced net losses from operations in every year since 1995. At December 31, 2005, the Company had an accumulated deficit of approximately $26 million and a working capital deficit of approximately $14.7 million. We have been able to continue operating over the last several years because we have not paid the holders of the Debentures or Key. We do not have the means to satisfy the amounts due to these parties but we have been paying our other debts and liabilities on a current basis from cash flow generated from operations. Our financial condition has prevented us from securing financing or obtaining loans from which we could repay all or a portion of the amounts due to holders of the Debentures and Key.

      We have had limited discussions with the Trustee and Key with respect to repaying the amount due under the Debentures and the royalties under the Key License, though we cannot be certain we will be successful in our efforts in reaching an agreement with either or both of these parties that allows us to continue our operations.

      While management has formulated a plan to address the conditions cited by the auditor in its report, as described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" and in
Note 3 of the Notes to Consolidated Financial Statements, we cannot be certain that we will be successful in executing this plan or that if we are successful that we will achieve profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      If we are unable to address successfully the conditions that raise doubt about our ability to continue to operate as a going concern, particularly our efforts to negotiate favorable payment terms of the amounts due to the holders of the Debentures and Key, we may have to wind-up our operations and possibly seek protection under bankruptcy laws, which likely would result in the loss of all value which our stock now or at such time may have and result in investors losing the entire amount of their investment.

Even if we are successful in negotiating payment terms for our debts and liabilities, our cash flow and ability to operate may be adversely affected.

      If we successfully negotiate payment plans with respect to the amounts due under the Debentures and the Key License, it is likely that a significant portion of our revenues, if we earn any, will be allocated to making payments to our creditors. Given our working capital deficiency, any agreements under which are obligated to make to payments to the Debenture holders and Key likely will cause us to face liquidity issues that could:

o impair our ability to remain current in the payment of other liabilities and current accounts payable;

o limit our ability to obtain additional financing for working capital, capital expenditures, new product development, marketing, acquisitions and general corporate or other purposes;

o     limit our ability to retain qualified management and other personnel;

o     increase our vulnerability to general economic and industry conditions;
      and

o     place us at a disadvantage compared to our competitors who have less debt.

Even if we are able to negotiate favorable payment terms under the Debentures and the Key License in a way allows us to continue normal operations, we may not be able to generate sufficient cash from operations to abide by the terms of these agreements and we may be forced to take other actions to satisfy our obligations and liabilities which may not be successful.

      Even if we successfully negotiate favorable agreements with respect to paying the amounts due to the Debenture holders and Key, our ability to make scheduled payments on these obligations and remain current with respect to our other financial obligations will depend on our operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the Debenture holders and Key under any agreement we may enter with them or remain current with respect to our other outstanding liabilities. In such case, we might be required to wind-up our operations and possibly seek protection under bankruptcy laws, which likely would result in the loss of all value which our stock now or at such time may have and result in investors losing the entire amount of their investment.

In light of our continuing default under the Key License, if Key terminates the license or we lose our right to utilize the technology subject to such license for any other reason, we will have to discontinue manufacturing our sole product.

      Our second generation transdermal patch technology developed during the mid 1990's incorporates certain technology which, unbeknownst to us at the time of development, was the subject of a patent held by Key. In December 1997, Key obtained a court order enjoining us from manufacturing or selling any transdermal nitroglycerin patches that have been found to infringe Key's patent, before the expiration of Key's patent on February 16, 2010. In March 2000, we acquired a license from Key to use the patent covering that technology in our transdermal patch which provided for the payment of a royalty per unit sold. We have not made any royalty payments under our license with Key and as of December 31, 2005 we owed aggregate royalties to Key of approximately $6,108,000.

      We have entered into discussions with Key with respect to payment of past due royalties which we hope will not impede our ability to operate and or not otherwise materially impact our cash flow but we cannot be certain that we will enter into an agreement favorable to us, if at all. If we are not able to negotiate an agreement for the payment of past due royalties on terms that allow us to continue our operations and we lose the license for the technology for this or any other reason, we will not be able to sell our nitroglycerin transdermal patch, our sole product, unless we could develop our own technology to replace that covered by the Key License or otherwise locate and obtain a license for similar technology which can be incorporated into our manufacturing process, of which we can give no assurance, and will have no source of continuing meaningful revenues. Given our current liabilities and debts, it is unlikely we would be able to continue operating under such circumstances and investors could lose the entire amount of their investment in the Company.

Risks Relating to Our Failure to File Reports under Federal Securities Laws.

Our failure to abide by our reporting requirements under federal securities laws could subject us to enforcement proceedings by the SEC, including the de-registration of our securities, which could materially adversely affect our business and your ability to obtain information about our company and could also subject the Company's management to civil liabilities from private shareholder actions.

      Prior to filing an Annual Report on Form 10-KSB for the years ended December 31, 2003 and 2004 (the "2004 Annual Report") in July 2006, we had not filed any annual or quarterly reports with the SEC since we filed an annual report for the year ended December 31, 1998 and quarterly reports for the first three quarters of 1999 in November 1999. We have not filed and do not expect to file annual or quarterly reports for the years 1999 through 2002 because we do not have the financial information necessary to prepare such reports, as detailed in the 2004 Annual Report. We do not expect to file any quarterly reports for the years 1999 through 2006, though we expect to file an annual report for 2006 as soon as practicable after the preparation of audited financial information for the period. Our failure to file any of the reports we were required to file under federal securities laws could give rise to action by the SEC or private litigation by our current and former shareholders. The SEC's action against us could take the form of penalties, fines, sanctions, enforcement or other actions or proceedings, including revocation of registration of our common stock under the Securities Exchange Act which could result in less public information available to our security holders and negatively impact any opportunity which we might otherwise have to raise capital in the future. Moreover, private suits by our current and former security holders for failing to make available current information about our company could subject us as well as our officers and directors to civil liabilities. We cannot predict what, if any, actions the SEC may impose upon or take against our company or suits shareholders may bring against us for our failure to file required reports; however, any such actions could cause us to incur significant additional compliance expenditures and divert management's attention from our core business activities.

Risks Relating to Our Business.

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

      If we experience any of the foregoing or other difficulties or impediments with respect to sales of such product, our business, financial condition and results of operations would be materially adversely affected.

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

The development and manufacturing agreements to which we currently are a party allow our clients to terminate these agreements at will. The termination of these agreements for any reason would have a negative impact on our operations.

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

Our product sales are concentrated among a few customers and a substantial decrease in revenues generated from sales to these customers would have an adverse effect on our business unless we were able to identify other customers.

      During each of fiscal years ended December 31, 2005 and 2004, a significant portion of our revenues were derived from a small number of customers. In 2005, two customers accounted for approximately 55% of our revenues and these customers accounted for approximately 53% of our revenues during fiscal 2004. During 2005, orders from one of our principal customers decreased by 44% and our revenues for the year declined commensurately. If we are unable to identify other customers to replace the revenues lost from the decline in sales to this customer or this customer does not place order for products from us at its prior levels, our business, financial condition and results of operations will continue to be negatively impacted.

      Because our sales tend to be concentrated among a small number of customers during any period, our operating results may be subject to substantial fluctuations. Moreover, we tend to receive relatively large orders for products from a relatively small number of customers. Consequently, a single order from one customer may represent a substantial portion of our sales in any one period and significant orders by any customer during one period may not be followed by further orders from the same customer in subsequent periods. These and other factors may cause our sales and operating results to be subject to very substantial periodic variations. Since quarterly performance is likely to vary significantly, our results of operations for any quarter are not necessarily indicative of the results that we might achieve for any subsequent period. Accordingly, quarter-to-quarter comparisons of our operating results may not be meaningful.

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

      We market all of our products through a single marketing representative. If we were to lose the services of such marketing agent for any reason or said entity does not maintain a steady demand for our product and we are unable to identify an adequate replacement, our business, results of operations and financial condition would be materially adversely affected.

We may expend significant cash and personnel resources in the development of any new products and if we do not generate the anticipated level of revenues from sales of such products, our business will be negatively and adversely affected.

      Our efforts to commercialize new products will require significant expenditures of resources, including cash and time, in the research, development, testing, preparation and execution of applications with governmental authorities to manufacture and sell such product,. If we do not generate revenues from sales of any such product at levels anticipated prior to embarking on such development, our business, financial condition and results of operations would be materially adversely affected.

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

      The drug delivery industry is undergoing rapid and significant technological change. Others may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by us, or that would make our technology and product obsolete or non-competitive. Additionally, researchers could develop new delivery devices and medications that replace or reduce the importance of our products. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of new products. We do not currently have the resources to do this. If our products become obsolete and our efforts to develop new products do not result in any commercially successful products, our sales and revenues will decline.

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

      Our success will depend, in part, on our ability to obtain patents for our products, processes and technologies. If we do not do so, our competitors may exploit our innovations and deprive us of the ability to realize revenues from those innovations. There is no assurance that we will be issued patents for any of our patent applications, that any existing or future patents that we receive or license will provide competitive advantages for our products, or that we will be able to enforce successfully our patent rights. Additionally, there can be no assurance that our patents or any future patents will prevent other companies from developing similar or functionally equivalent products, or challenging, invalidating or avoiding our patent applications or any existing or future patents that we receive or license.

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

      All of our products are manufactured at a single facility located in Emigsville, Pennsylvania. An interruption of manufacturing resulting from regulatory issues, technical problems, casualty loss or other factors could result in our inability to meet production requirements, which may cause us to lose revenues and which could have an adverse effect on our relationships with our partners and customers, any of which could have a material adverse effect on our business, financial position or results of operations. We maintain business interruption insurance, but there can be no assurance that our insurance will cover all future claims or that we will be able to maintain existing coverage or obtain additional coverage at reasonable rates. Without our existing production facility, we would have no other means of manufacturing our products until we were able to restore the manufacturing capability at our facility or develop an alternative manufacturing facility.

Our insurance coverage may not be adequate and rising insurance premiums could negatively affect our profitability.

      We rely on insurance to protect us from many business risks, including product liability, business interruption, property and casualty loss and employment practices liability. The cost of insurance has risen significantly in recent years. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. There can be no assurance that the insurance that we maintain and intend to maintain will be adequate, or that the cost of insurance and limitations in coverage will not adversely affect our business, financial position or results of operations. Furthermore, it is possible that, in some cases, coverage may not be available at any price.

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

      We expect to require capital for many purposes, including developing new products, retaining qualified personnel, funding research and development and maintaining existing manufacturing capacity. In order to support the initiatives envisioned in our business plan, we may need to raise additional funds through the sale of assets, public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise financing depends on many factors beyond our control, including the state of capital markets and the development or prospects for development of competitive technology by others. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. Our current financial condition and our default under the Debentures and the Key license have prevented us from borrowing money from third parties or raising capital from the sale of equity. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unable to raise additional funds when we need them, we may have to severely curtail our operations.

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

      Effective internal controls are necessary for the Company to provide reasonable assurance with respect to its financial reports. We may be required to spend a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial position and results of operations.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

      We lease an approximately 61,000 square foot building, from a related party, located on approximately 3.5 acres in Emigsville, Pennsylvania which is used for manufacturing, laboratory, engineering, quality control, research and development, warehousing, administrative and office purposes. Our manufacturing facility complies with GMP standards and is operating under registration from both the FDA and DEA and pursuant to registration with the Pennsylvania Department of Health. The lease, which expires December 6, 2019, has an annual rental of $212,400, payable in equal monthly installments of $17,700. We currently lease approximately 600 square feet of office space in Suffern, New York under a lease that expires December 31, 2007. The annual rental, inclusive of utilities, will be $7,416 and $7,691 for 2006 and 2007, respectively.

      We believe that our present facilities are in good condition and are adequate for our current and immediate future requirements.

ITEM 3. LEGAL PROCEEDINGS.

      In June 2004, Plaintiffs Jack Aronowitz and his companies, Health-Chem Diagnostics, LLC ("Diagnostics") and Leon Services, LLC ("Leon"), filed a Complaint and subsequently, an Amended Complaint in the United States District Court Southern District of Florida (the "Court") for breach of contract and foreclosure of a security interest against the Company. The contracts at issue were a Master Agreement along with an associated License Agreement and Security Agreement, executed jointly and dated February 15, 2002 (the "2002 Agreements"), and a November 6, 2003 Outline Agreement (the "2003 Agreement") terminating the Company's obligations under the 2002 Agreements and effectuating a purchase of certain assets by the Company in exchange for monies and a 25% equity stake in Diagnostics. The Company filed a counterclaim for breach of the 2003 Agreement, based on Plaintiffs' failure to render payment for the assets which were transferred to Plaintiffs, as well as a claim for trademark infringement. The Company also asserted a claim for a declaratory judgment determining that the 2003 Agreement superseded the 2002 Agreements, consistent with the conclusions in the Order. The jury rendered its verdict on November 21, 2005, finding in favor of Plaintiffs on the counts for breach of the 2002 and 2003 Agreements. The jury found that Plaintiffs were guilty of copyright infringement, but did not find a breach of the 2003 Agreement on the part of Plaintiffs. On December 2, 2005, the Court entered a Final Judgment and Order Closing Case, and ordered judgment on the jury verdict in the amount of $2,931,000 in favor of Plaintiffs and against the Company. The Court also entered judgment for the Company in the amount of $25,000 for trademark infringement. The Company filed a Motion for Judgment As A Matter Of Law, and alternatively, Motion for New Trial. On February 14, 2006, the Court issued an Amended Final Judgment, vacating the Court's December 2, 2005 Final Judgment and Order Closing Case. The February 14, 2006 judgment reduced the award to the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC and against the Company to the amount of $1.00. The February 14, 2006 judgment also awarded $25,000 to the Company and against the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC for trademark infringement. The February 14, 2006 judgment also included a permanent injunction in favor of the Company and against the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC to cease and desist any present or future use of the "Health-Chem" trademark or any other marks similar to the Company's trademark. On February 27, 2006, the Plaintiffs filed an appeal from the Court's February 14, 2006 Amended Final Judgment. The ultimate outcome of this litigation can not be ascertained at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

      The high and low sales prices for our common stock, as reported by the Pink Sheets, have been as follows during the three years ended December 31, 2006:

--------------------------------------------------------------------------------
Quarter                       2006                2005                2004
--------------------------------------------------------------------------------
                         High       Low      High      Low       High      Low
--------------------------------------------------------------------------------
1st                     $ 0.08    $ 0.08    $0.100    $0.090    $0.090    $0.060
--------------------------------------------------------------------------------
2nd                      0.085      0.08     0.120     0.090     0.080     0.060
--------------------------------------------------------------------------------
3rd                       0.09      0.05     0.100     0.100     0.070     0.070
--------------------------------------------------------------------------------
4th                       0.10      0.03     0.100     0.080     0.100     0.070
--------------------------------------------------------------------------------

      There were approximately 1,201 holders of record of our common stock as of February 13, 2007. This number of holders of record does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

      We have not paid any cash dividends on our common stock during the five years ended December 31, 2006 and we do not anticipate paying cash dividends in the foreseeable future. Under the terms of the Debentures, we are restricted from paying cash dividends by a formula based upon the consolidated net income of the Company and other factors. Under the formula, at December 31, 2005 and 2006, no amount was available for the payment of dividends.

Recent Sales of Unregistered Securities.

      Set forth below is information relating to securities issued by Health-Chem since January 1, 2005 which were not registered under the Securities Act of 1933, as amended.

2006

      During the year ended December 31, 2006, the Company issued an aggregate of 20,000 options to purchase a like number of shares of common stock to each of Andrew Levinson and Manfred Mayerfeld as compensation for serving as directors of the Company during the period (5,000 shares on the first day of each quarter) pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof. These options are exercisable for a period of five years from the date of grant at an exercise price equal to the closing sale price (or average of the closing bid and asked price if no sale price is quoted) on the last trading day of the preceding quarter. These options have the following exercise prices:

o Options issued during the first quarter are exercisable at $0.08 per share.

o Options issued during the second quarter are exercisable at $0.08 per share.

o Options issued during the third quarter are exercisable at $0.085 per share.

o Options issued during the fourth quarter are exercisable at $0.06 per share.

2005

      Health-Chem did not issue any securities during fiscal 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion and analysis, as well as other sections in this Annual Report, should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this report.

      This discussion and analysis may contain "forward-looking statements". These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company's market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as "may", "will", "could", "should", "would", "project", "believe", "anticipate", "expect", "plan", "estimate", "forecast", "potential", "intend", "continue" and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described under "Risk Factors" in Item 1. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Annual Report.

Company Overview.

      We manufacture controlled release products to deliver drugs topically or transdermally (transdermal patches) and undertake research and development activities for third parties on a contract basis. Currently, our sole product and source of continuing revenue is a prescription transdermal patch which delivers nitroglycerin for use in the relief of the vascular and cardiovascular symptoms related to angina pectoris (chest pain); however, we have the manufacturing capability to produce transdermal patches which deliver other medications. We manufacture our nitroglycerin patch both on a contract basis for specific clients and for sale to distributors and wholesalers for distribution in the United States. We manufacture our products in accordance with GMP's prescribed by the FDA at our facility in Emigsville, Pennsylvania. We utilize the services of an independent sales organization to identify customers and market and sell our transdermal patches. We also derive limited revenues from development work. We currently conduct the majority of our business through our 90%-owned subsidiary, Transderm.

      We generate revenues principally from sales of transdermal patches and secondarily from research and development projects we undertake for third parties on a contract basis.

      Our business faces certain important risks, including that:

o as of December 31, 2005, we had debts and liabilities to third parties of approximately $22 million;

o we have a working capital deficiency of $14.7 million which casts doubt upon our ability to pay our debts and liabilities as they become due and renders us vulnerable in the event we are subject to extraordinary expenditures;

o we generate the vast majority of our revenue from sales of a single product;

o we are in default under the Debentures which became due in 1999 and under which we owed an aggregate of $10,830,000 of principal and interest at December 31, 2005 and $11,463,000 at December 31, 2006 (unaudited);

o we are in breach of the terms of a technology license agreement (the Key License) upon which we rely to manufacture our sole product because we have never made royalty payments thereunder, which totaled $6.1 million at December 31, 2005 and $7.3 million at December 31, 2006 (unaudited);

o we have no borrowing capacity to expand our product lines and reduce our reliance on sales from our nitroglycerin patches, to take advantage of other business opportunities as they arise or to retain additional qualified personnel; and

o     the pharmaceutical industry is highly regulated and intensely competitive.

      During the year ended December 31, 2005, our operating results declined over the prior year. When comparing 2005 to 2004, net sales decreased by 17% from nearly $9.2 million to $7.6 million, which reduced our gross profit from $2.9 million to $1.1 million. In addition, total operating expenses increased by 34% to $4.0 million from $3.0 million, primarily due to an increase of 60% in selling, general and administrative ("SG&A") expenses from $1.6 million to $2.6 million. As a result, we experienced a net loss of $2.5 million during 2005 compared to net income of $9,000 in 2004. Management attributes the decrease in net sales for the years 2004 to 2005 to a decline in orders from our largest customer and the increase in SG&A expenses primarily to funds expended in connection with the preparation of disclosure documents to be filed with the SEC for the years ended December 31, 2003 and 2004 and the defense of the Aronowitz litigation described under "ITEM 3. LEGAL PROCEEDINGS."

      Prior to filing an Annual Report on Form 10-KSB for the years ended December 31, 2003 and 2004 in July 2006 (the "2004 Annual Report"), Health-Chem had not filed any annual or quarterly reports with the Securities and Exchange Commission since it filed an annual report for the year ended December 31, 1998 and quarterly reports for the first three quarters of 1999 in November 1999. As more fully described in the 2004 Annual Report, commencing in 1998 the Company encountered acute economic difficulties which caused it to restructure its business and discontinue reporting under federal securities laws. Management suggests that investors refer to the 2004 Annual Report and Transderm Laboratories Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2004 for a more complete understanding of the Company's economic travails during this period, the restructuring of its operations, intercompany relationships and the reasons it suspended reporting.

Factors Which We Believe Affect Our Current Operations and May Materially Impact Our Future Operations.

      Certain existing conditions and known material uncertainties could impact our business in the short- and long- term. Investors should analyze our business in light of the issues and uncertainties described in the following discussion and elsewhere herein, such as under the section titled "ITEM 1-BUSINESS- Risk Factors," which are intended to highlight and amplify the numerical and other information contained throughout this Annual Report.

      Our company faces several challenges as we continue our efforts to emerge from the financial and operating crises of the late 1990's (as more fully described in the 2004 Annual Report and Transderm Laboratories Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2004). Management has identified the following factors as those most likely to materially impact our operations:

o     the resolution of our obligations under the Debentures and the Key
      License;

o     short- and long- term liquidity issues;

o issues relating to reliance on a single product for the majority of our revenues;

o the need to identify and retain senior management who have experience in the pharmaceutical industry or in any business in which we may become involved in the future;

o     the impact of competition on our business; and

o     issues relating to concentration of our customer base.

      We defaulted on our obligations under the Debentures by not repaying the principal and accrued interest on their due date in April 1999 and are in breach of the Key License for failing to make any payments thereunder since we entered into the agreement in March 2000. As described elsewhere in this Annual Report, as of December 31, 2006, our obligations under both the Debentures and the Key License were considerable and we currently do not have the financial resources to make significant payments to reduce our debt under the Debentures or to pay past due royalties under the Key License. Moreover, we are not generating sufficient cash from operations which will allow us to make material payments to reduce these obligations in the near future.

      As we have rebuilt sales over the last few years, we have been able to forestall taking action with respect to resolving our obligations under the Debentures and the Key License. Over the last several years, we have been in sporadic contact with the Trustee of the Debentures which has proposed opening negotiations with respect to our satisfying our obligations under these instruments, but have not yet begun negotiations. We have executed tolling agreements with the Trustee extending the time in which the Trustee is permitted to seek legal redress for our default under the Debentures. We have commenced negotiating with representatives of Key to develop a plan to pay the royalties due under the Key License but have not reached a definitive agreement with Key as of the date hereof. The nature of the agreements with these creditors, if we are able to negotiate them at all, and the manner in which we will be required to repay our obligations under the Debentures and the Key License represent a material uncertainty and will bear significantly on how, or if we are able to, do business in the future.

      Given that we are in default under the Debentures and the Key License, either party could initiate legal action against us seeking to recover the entire amount due to them. If we were to lose one or both such actions, as of the date hereof, we would be unable to satisfy the amount due under either such obligation, in which case, we might be required to liquidate all of our assets and wind-up or dissolve our company to satisfy these obligations or seek protection from our creditors under federal bankruptcy laws. Management hopes to enter, but can offer no assurance that it will be successful, into agreements with both the Trustee and Key which will allow us to continue operating and repay them over time in a manner that does not interfere with our normal operations. Ideally, we would negotiate agreements with these parties which would allow us, if and when we achieve profitable operations, of which we cannot be certain, to retain some cash from operations to permit us to develop new products and take the other actions necessary to strengthen our company. Accordingly, there is substantial uncertainty as to our future which will become clearer only when we complete agreements with the Trustee and Key. The terms of our agreements with these entities, if we are successful in our efforts to negotiate such agreements, will bear materially on our business and financial condition and likely will significantly impact our liquidity and cash resources.

      Accordingly, short - and long - term liquidity issues represent a significant challenge as we seek to balance rebuilding and restructuring our business with repayment of amounts due under the Debentures and royalties due under the Key License. Our lack of liquidity impacts our business in many ways, some of which are inextricably intertwined and affect all aspects of our operations, as more fully described below.

      While net sales have increased in 4 of the last 5 years, the Company has reported a net loss in all but one of those years (2004). Moreover, at December 31, 2005 the Company had a capital deficit of $14.9 million and has experienced a capital deficit in every year since 1998. The Company has no credit facilities upon which to draw and no assets to utilize as collateral for borrowings. The Company's lack of liquidity and its obligations to the Debenture holders and Key currently and in the future will affect our ability to:

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

      Assuming we are successful in our efforts to reach favorable agreements with both the Trustee and Key, we are severely constrained by financial and personnel resources from taking the steps to diversify our operations to reduce our reliance on revenues generated solely from the sale of our transdermal nitroglycerin patches. Management believes it is critical to the Company's future to develop other products to offset potential adverse business developments which may impact sales of our transdermal nitroglycerin patch, including:

      o any decrease in orders from our major customers, as was the case during 2005;

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

      Our efforts to diversify our operations may entail developing a new product that is compatible with our manufacturing and personnel capabilities or merging with or acquiring (perhaps in exchange for capital stock) an entity that already is selling or proposes to market a product within the same general industry as our transdermal patch. Developing or otherwise acquiring a new product or entering into a new business, particularly in a highly regulated industry such as the pharmaceutical business, entails significant risks including that it will be expensive, time consuming and will divert the attention of management from a company's core operations. Moreover, at this time, we do not employ the personnel we likely will require, such as a chief operating officer who has experience in the pharmaceutical or other industry we enter, to attempt to add new products or otherwise diversify our operations. Further, we can not be certain that we would derive any material revenues from any diversification and may suffer significant losses from any such venture.

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

      o     restrain our ability to add new personnel;

      o limit our ability to take advantage of other business opportunities as they arise; and

      o puts us at risk to period-to-period operating fluctuations resulting from general economic conditions or the effects of competition.

      Accordingly, we expect that available cash is and will be limited to net income generated from continuing operations, if any, without giving effect to how the terms of any agreements we may enter with the Debenture holders or Key will impact on our cash position. We are uncertain as to whether we will post net profits in any future years and the extent to which any such profits would be subject to remittance to the Debenture holders or Key under our obligations to these entities.

      We have contracted with a full-service sales and marketing outsourcing company that focuses on generic and branded pharmaceutical companies to handle the majority of the sales and marketing efforts for our transdermal nitroglycerin product. This company monitors client sales, as well as scrutinizes the competition in order to anticipate and recommend changes to our sales, marketing and promotional strategy. This company also assists in providing the industry contacts to reach all distribution channels. Two customers accounted for approximately 55% of the sales volume of our patch during 2005. Management recognizes the need to expand distribution channels to reduce our reliance on sales to a few customers and will seek to take the steps necessary to address this situation and alleviate this risk.

Results of Operations.

      Overview.

      The consolidated financial statements of the Company have been reclassified to reflect the results of operations and net assets of the diagnostic product division of the Company as discontinued operations in accordance with generally accepted accounting principles.

      Year ended December 31, 2005 versus December 31, 2004

      For the year ended December 31, 2005, our net sales with respect to continuing operations were $7.6 million consisting solely of transdermal nitroglycerin patches. For the 2004 year, our net sales with respect to continuing operations were $9.2 million, comprised solely of net sales of transdermal nitroglycerin patches. Net sales of transdermal nitroglycerin patches decreased 17% during the 2005 period. This decrease is due primarily to a single customer who purchased approximately 44% less transdermal nitroglycerin patches in 2005 as compared to the amount purchased in 2004.

      Product development income increased $.1 million for the twelve months ended December 31, 2005 as compared to the same period in 2004, due primarily to additional development work income associated with a new project that commenced in 2005.

      Gross profit with respect to continuing operations decreased $1.8 million, or 61%, to $1.1 million for the twelve months ended December 31, 2005 as compared to $2.9 million for the same period in 2004. Gross profit as a percent of sales decreased from 32% during 2004 to 15% during 2005. The decrease in gross profit was due primarily to decreased sales volumes of lower margin products.

      Selling, general and administrative expenses increased $1.0 million for the twelve months ended December 31, 2005 as compared to the corresponding period in 2004. The increase is due primarily to increases in wages, professional/consulting fees and legal fees of $216,000, $342,000 and $542,000, respectively, partially offset by a decrease in commission expense of $190,000. A significant portion of the legal and accounting fees are attributable to the preparation of disclosure documents filed with the SEC and the defense of the Aronowitz litigation described under "ITEM 3. LEGAL PROCEEDINGS."

      Research and development expenses increased $24,000, or 6%, to $438,000 for the twelve months ended December 31, 2005 as compared to $414,000 for the same period in 2004. The increase is due primarily to higher expenditures for lab supplies.

      Net interest expense was essentially the same for the twelve months ended December 31, 2005 as compared to the same period in 2004. Outstanding debt during these periods was relatively constant.

      The Company did not experience a loss from discontinued operations during 2005 but suffered a loss from discontinued operations of $260,000 for the twelve months ended December 31, 2004. The loss from discontinued operations in 2004 of $260,000 represents a write-off of the recorded values of the assets related to the elimination of the diagnostic division.

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

Liquidity and Capital Resources.

      In addition to the discussion relating to our liquidity and capital resources below, we refer readers to the section titled "Factors Which We Believe Affect Our Current Operations and May Materially Impact Our Future Operations" appearing above, for more analysis as to the impact our lack of liquidity may have on our current and future operations.

      We incurred a net loss during 2005 of $2,480,000 as compared to the receipt of net income of $9,000 for the 2004 fiscal year. Our total capital deficiency was $14.9 million at December 31, 2005, compared to $12.5 million at December 31, 2004. As of December 31, 2005, we had an accumulated deficit of approximately $26,402,000. Our principal sources of liquidity have been cash provided by loans from management and cash generated by operations. Our principal uses of cash have been for working capital and research and development.

      Our working capital deficit increased $2.3 million to $14.7 million from December 31, 2004 to December 31, 2005 due to an increase of $1.9 million in current liabilities and a decrease of $.4 million in current assets. The current liabilities increase consists primarily of increases in royalties payable, accrued interest on the Debentures and other liabilities of $1.6 million, $.6 million and $.5 million, respectively, partially offset by a decrease in accounts payable of $.9 million. The current assets decrease consists primarily of decreases in each of cash, accounts receivable, amount due from financing agency and inventory of $.1 million, $.1 million, $.1 million and $.1 million, respectively. The royalties payable and accrued interest on the Debentures increases are attributable to the Company's not making payments to the Debenture holders or Key during the year. The increases in the other liabilities are due primarily to increases in accrued chargebacks. The decrease in accounts receivable resulted from a decrease in sales in the month of December 2005 as compared to the month of December 2004 and also reflects the timing of customer payments. The decrease in due from financing agency is due to the Company terminating its relationship with the financing agency in April 2005. The decrease in inventory reflects lower transdermal nitroglycerin product sales and the timing of raw material purchases.

      Cash used for operating activities of continuing operations for the twelve months ended December 31, 2005 was $213,000, as compared to cash provided by operating activities of continuing operations of $614,000 for the same period in 2004. The decrease is due primarily to the $2.5 million net loss in 2005 and to decreasing accounts receivable, amount due from financing agency, inventory and accounts payable of $.1 million, $.1 million, $.1 million and $.9 million, respectively, and increasing royalties payable, accrued interest on the Debentures, other liabilities and mortgage escrow deposit of $1.6 million, $.6 million, $.5 million and $.2 million, respectively, in 2005 as compared to increasing accounts receivable, inventory, royalties payable, accrued interest on the Debentures and other liabilities of $2.1 million, $.5 million, $1.6 million, $.6 million and $.2 million, respectively, in 2004. Investing activities of continuing operations for the twelve months ended December 31, 2005 used cash of $87,000 as compared to the same period in 2004 which used cash of $128,000. This increase in use of cash is due to additions made to property, plant and equipment during 2005. Financing activities of continuing operations for the twelve months ended December 31, 2005 provided $211,000 of cash as compared to the same period in 2004 which provided $26,000 of cash.

      As of December 31, 2005, we owed an aggregate of $10.8 million under the Debentures, comprising $6.1 of principal and $4.7 of accrued interest. Management expects to enter into discussions in the near future with respect to structuring a plan to satisfy the amount due under the Debentures but cannot predict the nature of the agreement, if one is reached at all, the parties will enter or the terms of any such agreement. Any failure to enter into an agreement to satisfy its obligations under the Debentures would have a material adverse effect on the financial condition and operations of the Company.

      Management has initiated discussions with Key with respect to repaying past royalties due under the Key License. To date, no agreement has been reached.

      Expenditures in 2006 such as capital expenditures, research and development costs and other operating expenses have been financed by cash generated from operating activities of continuing operations. The Company anticipates that it will not be required to make any material capital expenditures for property, plant or equipment in 2007. At December 31, 2006, the Company estimates that it had expended approximately $125,000 for capital expenditures for property, plant and equipment in 2006.

Contractual Obligations.

      The following table summarizes our contractual obligations at December 31, 2005 (in thousands):

--------------------------------------------------------------------------------
                                    Payments due by Period (in thousands)
--------------------------------------------------------------------------------
                                      Less than     1-3        3-5    More than
                              Total     1 Year     Years      Years    5 Years
--------------------------------------------------------------------------------
Debentures                  $10,830    $10,830
--------------------------------------------------------------------------------
Other Long-term Debt            167                          $   167
--------------------------------------------------------------------------------
Royalties                     6,108      6,108
--------------------------------------------------------------------------------
Sale/Leaseback
(Operating Lease)             2,974        212    $   425        425    $1,912
--------------------------------------------------------------------------------
Operating Lease                  15          7          8
--------------------------------------------------------------------------------
          Total             $20,094    $17,157    $   433    $   592    $1,912
--------------------------------------------------------------------------------

      Debentures consist of $6.1 million of convertible subordinated debentures that became due April 15, 1999 and $4,730,000 of accrued interest associated with these Debentures.

      Other long-term debt consists of a $167,000 note related to the purchase of certain fixed assets. The purchase of these fixed assets was pursuant to a development, manufacturing and supply agreement that the Company entered into with a client company. Payment terms of the note are contingent upon certain performance criteria under the agreement. One such performance criteria applicable to the client company may result in the note being forgiven. We estimate the earliest that the note may need to be repaid is in 2008.

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

      In December 2004 we entered into a lease for office space in Suffern, New York for a one year period commencing January 1, 2005, and renewed the lease for additional one year periods commencing January 1, 2006 and January 1, 2007. The annual rental was $7,200, inclusive of utilities, for 2005 and will be $7,416 and $7,691 for 2006 and 2007, respectively.

Liquidity and Operations Going Forward.

      The Company intends to continue its efforts to (i) take the steps necessary to meet its future cash flow requirements, (ii) develop new products and (iii) take advantage of contract manufacturing opportunities. Management's plans in this regard include, but are not limited to, the following:

o continue negotiating with Key with respect to devising a plan to pay the royalties due under the Key License and possibly negotiate a new license agreement;

o approach the Trustee of the Debentures to negotiate a payment plan which will allow for the normal operation of the Company;

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

      Given our current financial condition and outstanding obligations, we are uncertain as to our future sources of cash as we expect to encounter difficulty either accessing capital markets or obtaining financing from traditional lenders. We expect that our liquidity position and ability to obtain cash from outside sources will be materially impacted by the terms of the agreements we may enter into with the holders of the Debentures and Key and the other factors enumerated above under the heading "Factors which Affect or May Impact Our Current and Future Operations."

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

Revenue Recognition.

      Revenue is recognized for product sales upon shipment when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to net revenues and within other current liabilities. Other current liabilities include $1,745,000 and $1,267,000 at December 31, 2005 and 2004, respectively, for certain rebates and other adjustments that are paid to customers.

      Provisions for estimated discounts, rebates, promotional and other credits are estimated based on historical payment experience, historical relationship to revenues and contract terms. Such provisions are determinable due to the limited number of assumptions and consistency of historical experience. Others, such as price adjustments, returns and chargebacks, require management to make more subjective judgments and evaluate current market conditions. These provisions are discussed in further detail below.

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

      Chargebacks -- The provision for chargebacks is the most significant estimate used in the recognition of revenue. The Company markets products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. The Company also markets products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as "indirect customers." The Company enters into agreements with its indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler whom they actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers which establish contract pricing for certain products which the wholesalers provide. Under either arrangement, the Company will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler's invoice price. Such credit is called a chargeback, while the difference between the contracted price and the wholesaler's invoice price is referred to as the chargeback rate. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers. Additionally, internal estimates are prepared based upon historical buying patterns and estimated end user demand. Such information allows us to estimate the potential chargeback that we may ultimately owe to our customers given the quantity of inventory on hand. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available.

Legal Matters.

      The Company is involved in various legal proceedings, one of which involves claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material impact on the Company's financial position or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at December 31, 2005 that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. The Company will continue to evaluate all legal matters as additional information becomes available.

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

      In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2)in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans. We expect that the impact of this act will not be material.

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

ITEM 7. FINANCIAL STATEMENTS.

      Health-Chem submits with this report the financial statements and related information listed in the Index to Consolidated Financial Statements on page F-1 following this report's signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

      Demetrius & Company's offices are located at Wayne Interchange Plaza II, 155 Route 46, Wayne, New Jersey 07470.

ITEM 8A. CONTROLS AND PROCEDURES.

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the periods covered by this Annual Report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers.

      The following table sets forth certain information about our directors and executive officers as of February 1, 2007:

--------------------------------------------------------------------------------
                                                                          Year
                                                                         First
                                                                         Became
       Name             Age                  Position                   Director
       ----             ---                  --------                   --------
--------------------------------------------------------------------------------
Andy E. Yurowitz         71     Chairman of the Board, President,         2000
                                Chief Executive Officer and Director
--------------------------------------------------------------------------------
Ronald J. Burghauser     46     Chief Financial Officer, Treasurer
                                and Secretary
--------------------------------------------------------------------------------
Andrew J. Levinson       58     Director                                  2000
--------------------------------------------------------------------------------
Manfred Mayerfeld        75     Director                                  2000
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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the SEC. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the year ended December 31, 2005, none of the reports required to be filed were filed on a timely basis.

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

Corporate Governance

      General

      We believe that good corporate governance is important to ensure that Health-Chem is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices.

      Board Determination of Independence

      As of the date hereof, the Company has no policy with respect to independence requirements for its Board members or that a majority of its board be comprised of "independent directors." In determining whether a Board member is "independent," the Company applies the standards of "independence" prescribed by rules set forth by the American Stock Exchange ("AMEX"). Accordingly, a director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent. Accordingly, Manfred Mayerfeld and Andrew Levinson meet the definition of "independent director" under Section 121 of the American Stock Exchange Company Guide; Andy Yurowitz does not.

      Board of Directors Meetings and Attendance

      The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of our Board of Directors is to oversee the management of our company and, in doing so, serve the best interests of the Company and our stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. Our Board of Directors also participates in decisions that have a potential major economic impact on our Company. Management keeps the directors informed of Company activity through regular communication.

      We have no formal policy regarding director attendance at the annual meeting of stockholders, although all directors are expected to attend the annual meeting of stockholders if they are able to do so. The Board of Directors did not meet or otherwise take action by written consent during 2005.

      Board of Directors Committees

      We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Chairman of the Board, Andy Yurowitz, and our remaining directors, Manfred Mayerfeld and Andrew Levinson, perform the functions of audit, nominating and compensation committees. As of the date of this report, no member of our Board of Directors qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act of 1933, as amended. Since the Board of Directors currently consists of three members, it does not believe that establishing a separate nominating committee is necessary for effective governance. When additional members of the Board of Directors are appointed or elected, we will consider creating a nominating committee. Given the Company's financial condition, management does not anticipate hiring any additional executives in the foreseeable future and for this reason it does not believe that establishing a separate compensation committee is necessary for effective governance. The Board will consider establishing a compensation committee if and when it becomes necessary or required.

      Shareholder Communications

      The Company does not presently provide a process for security holders to send communications to the Board of Directors. The Company does not provide such process because it has not held a shareholders meeting at which directors were elected since 1999, as it has not had the funds to cover the cost of preparing and filing a proxy statement in connection with such meeting. All of the current members of the Board of Directors have served as directors since 2000. The Board of Directors expects to hold a shareholders meeting at which directors will be elected after it files its annual report for the year ended December 31, 2006 and to adopt a process for security holders to send communications to the Board of Directors prior to the annual shareholders meeting after the 2007 fiscal year which it will make available to shareholders in a report it will file with the SEC after the adoption of such process.

ITEM 10. EXECUTIVE COMPENSATION

Directors' Compensation

      The Company does not compensate its employee directors for services rendered as directors. The Company reimburses non-employee directors for travel and related expenses for attending board meetings. Effective January 1, 2006, non-employee directors receive $1,250 per month, an additional fee of $1,000 for each board meeting attended in person and $500 for each board meeting attended telephonically. Effective January 1, 2006, the Company's outside directors receive an annual award of 20,000 stock options under the Company's equity incentive plan. These awards are granted quarterly on the first business day of each calendar quarter, with an exercise price equal to the market price on such date. During the period January 2000 through December 2005, non-employee directors received no fees and only were reimbursed for travel and related expenses for attending board meetings.

Executive Compensation

      The following Summary Compensation Table sets forth certain information concerning the annual and long-term compensation of the person serving as the Company's chief executive officer and each other executive officer who received annual compensation in excess of $100,000 during the last two fiscal years (collectively, the "Named Executives").

------------------------------------------------------------------------------------------------------------------------------------
                                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                              Annual Compensation                      Awards              Payouts
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Securities
                                                               Other Annual   Restricted    Underlying                  All Other
Name and                                                       Compensation   Stock         Options/SARs   LTIP         Compensation
Principle Position           Year      Salary($)    Bonus($)   ($)            Award(s)($)   (#)            Payouts($)   ($)(1)
------------------------------------------------------------------------------------------------------------------------------------
Andy Yurowitz,
President, Chief
Executive Officer and        2005      $180,000                                                                         $    606
Chairman                     2004      $145,974
------------------------------------------------------------------------------------------------------------------------------------
Ronald J. Burghauser,        2005      $133,827                                                                         $  1,994
Chief Financial Officer      2004      $117,036      $4,600                                                             $  1,583
------------------------------------------------------------------------------------------------------------------------------------
Kenneth Brody, Former
Chief Financial
Officer and Former
Manager - Sales,
Marketing & Business         2005      $130,769                                                                         $  2,659
Development
------------------------------------------------------------------------------------------------------------------------------------
Donald E. Kauffman,
Former Vice President
Transderm Laboratories
Corp. and Hercon             2004      $112,800                                                                         $  1,613
Laboratories Corp.
------------------------------------------------------------------------------------------------------------------------------------
Richard L. Bulwicz,
Manager - Quality            2005      $101,600                                                                         $  1,503
Operations                   2004      $ 97,575      $3,900                                                             $  1,412
------------------------------------------------------------------------------------------------------------------------------------

(1) Consists of the Company matching contributions under our 401(K) plan and the term cost value of all excess group life insurance policies on behalf of the Named Executives.

Option Grants during the 2005 and 2006 Fiscal Year.

      The Company did not grant any options during the years ended December 31, 2005.

      During fiscal 2006, the Company issued an aggregate of 20,000 options to purchase a like number of shares of common stock to each of Andrew Levinson and Manfred Mayerfeld as compensation for serving as directors during directors of the Company during the period (5,000 shares on the first day of each quarter). These options are exercisable for a period of five years from the date of grant at an exercise price equal to the closing sale price (or average of the closing bid and asked price if no sale price is quoted) on the last trading day of the preceding quarter. These options have the following exercise prices:

o Options issued during the first quarter are exercisable at $0.08 per share.

o Options issued during the second quarter are exercisable at $0.08 per share.

o Options issued during the third quarter are exercisable at $0.085 per share.

o Options issued during the fourth quarter are exercisable at $0.06 per share.

Fiscal Year-End Option Numbers and Values.

      The following table sets forth additional information as of December 31, 2005, concerning shares of our common stock that may be issued upon the exercise of options under our existing equity compensation plans held by the Named Executives, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

--------------------------------------------------------------------------------------------------------------
                                                                Number of Securities      Value of Unexercised
                                                                Underlying Unexercised    In-the-Money Options
                                                                Options at 12/31/05       at 12/31/05 (2)
                        Shares Acquired on    Value Realized    Exercisable/              Exercisable/
Name                    Exercises (#) (1)     ($) (1)           Unexercisable (#)         Unexercisable ($)
----                    -----------------     -------           -----------------         -----------------

--------------------------------------------------------------------------------------------------------------
Andy E. Yurowitz        ---                   ---               837,500/0                 0/0
--------------------------------------------------------------------------------------------------------------
Kenneth E. Brody        ---                   ---               50,000/0                  0/0
--------------------------------------------------------------------------------------------------------------

(1)   None of the Named Executives exercised any stock options during 2005.

(2) Based upon the last sales price of the Company's common stock reported as traded in 2005 on the Pink Sheets minus the respective option exercise price.

Equity Compensation Plan Information.

      The following table sets forth additional information as of December 31, 2005 concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans, divided between plans approved by our stockholders and plans not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

                                           Equity Compensation Plan Information

--------------------------------------------------------------------------------------------------------------------------------
Plan Category                               (a)                           (b)                              (c)
                              Number of securities to be           Weighted-average         Number of securities available
                              issued upon exercise of              exercise price of        for future issuance under equity
                              outstanding options, warrants        outstanding              compensation plans (excluding
                              and rights                           options, warrants        securities reflected in column (a))
                                                                   and rights
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved
by security holders
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders           3,395,500 (1)                        $0.11
--------------------------------------------------------------------------------------------------------------------------------

Total                         3,395,500                            $0.11                                     0
--------------------------------------------------------------------------------------------------------------------------------

(1) At certain times, the Board of Directors deemed it beneficial to the Company to issue specific amounts of stock options to selected option holders. These option grants were for specific purposes, as follows: (i) 1,845,500 options granted to persons who loaned funds to the Company; (ii) 1,100,000 options granted to persons who provided consulting services to the Company; (iii) 250,000 options granted to non-employee directors in lieu of their receiving compensation for attending board meetings; (iv) 100,000 options granted to a former employee upon his separation from the Company; and (v) 100,000 options granted to a director as an incentive.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth information, as of February 13, 2007 with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each of our officers and directors, and by all of our officers and directors as a group.

      For the purpose of this table, the beneficial ownership of a person includes shares as to which that person has sole or shared voting or investment power as well as shares that the person has the right to acquire within 60 days (such as upon conversion of convertible securities or exercise of warrants or options) as of February 13, 2007. For the purpose of calculating the ownership percentages for each person listed, we have considered to be outstanding both the total number shares actually outstanding on February 13, 2007 and the total number of shares that the persons named in the following table then had the right to acquire within 60 days of said date.

--------------------------------------------------------------------------------
                                      Number of Shares
     Name and Address             Beneficially Owned as of            Percent of
 of Beneficial Owner (1)             January 1, 2007 (2)               Class (3)
--------------------------------------------------------------------------------
Andy E. Yurowitz                         2,444,700(4)                   19.91%
--------------------------------------------------------------------------------
Manfred Mayerfeld                        1,829,789(5)                   14.73%
--------------------------------------------------------------------------------
Andrew J. Levinson                         225,000(6)                    1.96%
--------------------------------------------------------------------------------
Ronald J. Burghauser                        75,780(7)                       *
--------------------------------------------------------------------------------
Marvin Speiser (8)                       2,304,674(8)                   20.14%
--------------------------------------------------------------------------------
   All directors and
   executive officers as a
   group (4 persons)                     4,575,269(9)                   34.43%
--------------------------------------------------------------------------------

*     Indicates ownership of less than one percent (1%) of class.

(1) Address is c/o Health-Chem Corporation, 101 Sinking Springs Lane, Emigsville, PA 17318.

(2) The information concerning security holders is based upon information furnished to the Company by such security holder. Except as otherwise indicated, all of the shares are owned of record and beneficially and the persons identified have sole voting and dispositive power with respect thereto.

(3) Based upon 11,443,424 shares of common stock outstanding on February 13, 2007.

(4) Includes (i) 1,607,100 shares of common stock, (ii) 837,500 shares of common stock issuable upon the exercise of all stock options which are or exercisable within 60 days of the date hereof; and (iii) 100 shares where voting and/or dispositive power is shared with another individual.

(5) Includes the following shares of common stock: (i) 755,600 shares: (ii) 983,000 shares issuable upon the exercise of all stock options which are exercisable within 60 days of the date hereof; and (iii) 91,189 shares where voting and/or dispositive power is shared with another individual.

(6) Includes the following shares of common stock: (i) 200,000 shares and (ii) 25,000 shares issuable upon the exercise of all stock options exercisable within 60 days of the date hereof.

(7) Includes 780 shares where voting and/or dispositive power is shared with another individual.

(8) Includes the following shares of common stock: (i) 1,516,593 shares registered in the name of Laura Speiser; (ii) 512,763 shares registered in the name of Marvin Speiser; (iii) 266,664 shares registered in the name of Lauralei Investors, Inc., of which Marvin Speiser and his wife, Laura Speiser, are the sole stockholders; and (iv) 8,654 registered in the name of Robert Speiser, Marvin and Laura Speiser's son. The Company has not been in contact with the Speisers since 1999 but is aware of the demise of Marvin and Laura Speiser.

(9) Includes 1,845,500 shares of common stock issuable upon the exercise of options which are exercisable within 60 days of the date hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons.

      In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC for a sale price of $1.9 million. Concurrent with the sale, the Company entered into a 15-year lease for the property expiring in December 2019, which can be extended by the Company for an additional five years. The agreement provides for a Company repurchase option at a price of $1,995,000. The annual lease cost during the initial 15 year term is $212,400. In December 2002, the Company had received an appraisal for the real property, including the structures and appurtenances, by Weinstein Realty Advisors, an independent real estate agent located in York, Pennsylvania, which appraised the market value of the real property and structures at $1,850,000. The proceeds from the sale were used to satisfy a $1.6 million first mortgage associated with the property and to substantially pay off a $367,500 Second Mortgage (the "Second Mortgage"). Mr. Andy E. Yurowitz, the Company's Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. The Company entered into the sale/leaseback arrangement with York Realty Leasing LLC because it required cash and was unable to obtain a loan or any other financing from an unaffiliated party on any basis. In December 2005, York Realty Leasing LLC obtained a $1.4 million mortgage from Fulton Bank. Proceeds from the mortgage were used to pay down York Realty Leasing LLC member loans.

Director Independence.

      See the discussion of director independence included under Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With
Section 16(A) Of The Exchange Act-Corporate Governance.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

-----------------------------------------------------------------------------------------------------------------------------
Exhibit
No.          Description                                                       Location Reference
---          -----------                                                       ------------------
-----------------------------------------------------------------------------------------------------------------------------
2            Plan of Reorganization and Asset Exchange Agreement  dated as     Previously filed as Exhibit 2 to
             of June 30, 1995, by and among the Registrant,  Herculite         Registration Statement on  Form S-1 (Reg.
             Products, Inc. and Transderm Laboratories Corporation.            No. 33-95080) for Transderm, as filed
                                                                               with the Commission on July 28, 1995.
-----------------------------------------------------------------------------------------------------------------------------
3.1          Restated Certificate of Incorporation and amendments  of the      Previously filed as  Exhibit No. 3 to the
             Registrant.                                                       Registrant's Annual Report on Form 10-K
                                                                               for the year ended December 31, 1985.
-----------------------------------------------------------------------------------------------------------------------------
3.2          Certificate of Amendment of the Restated Certificate of           Previously filed as Exhibit No. 3.2 to
             Incorporation of the Registrant dated May 8, 1987.                the Registrant's Annual Report on Form
                                                                               10-K for the year ended December 31, 1987.
-----------------------------------------------------------------------------------------------------------------------------
3.3          By-Laws of the Registrant.                                        Previously filed as Exhibit 3.3 to the
                                                                               Registrant's Annual Report on Form 10-K
                                                                               for the year ended December 31, 1991.
-----------------------------------------------------------------------------------------------------------------------------
4.1          Indenture between the Registrant and Bankers Trust Company        Previously filed as Exhibit No. 4.2 to
             dated as of April 15, 1981 relating to the Registrant's 10 3/8%   the Registrant's Registration Statement
             Convertible Subordinated Debentures due 1999.                     on Form S-7 (Reg. No. 2-71341) as filed
                                                                               with the Commission on April 15, 1981.
-----------------------------------------------------------------------------------------------------------------------------
4.2          Form of 10?% Convertible Subordinated Debenture due April 15,     Previously filed as an exhibit  to the
             1999.                                                             Registrant's Registration Statement on
                                                                               Form S-7 (Reg. No. 2-71341) as filed with
                                                                               the Commission on April 15, 1981.
-----------------------------------------------------------------------------------------------------------------------------
4.3          Common Stock Purchase Warrant for the purchase of up to 712,500   Previously filed as Exhibit 4.3 to the
             shares of common stock issued by the Registrant in favor of       Registrant's Annual Report on Form 10-KSB
             Lazar & Company IG LLC.                                           for the year ended December 31, 2004 as
                                                                               filed with the SEC on July 31, 2006 (the
                                                                               "HC 2004 10-KSB").
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
4.4          Common Stock Purchase Warrant for the purchase of up to 237,500   Previously filed as Exhibit 4.4 to the HC
             shares of common stock issued by the Registrant in favor of       2004 10-KSB.
             Hillel Zakai.
-----------------------------------------------------------------------------------------------------------------------------
4.5          Common Stock Purchase Warrant for the purchase of up to 50,000    Previously filed as Exhibit 4.5 to the HC
             shares of common stock issued by the Registrant in favor of       2004 10-KSB.
             Adam Epner.
-----------------------------------------------------------------------------------------------------------------------------
4.6          Registration Rights Agreement between the Registrant and Lazar    Previously filed as Exhibit 4.6 to the HC
             & Company IG LLC dated December 2003.                             2004 10-KSB.
-----------------------------------------------------------------------------------------------------------------------------
10.1         The 1986 Stock Option Plan as approved by the Registrant's        Previously filed as Exhibit No. 10.7 to
             Stockholders on April 26, 1986 and as amended by the              the Registrant's Annual Report on Form
             Registrant's Board of Directors on December 30, 1987.             10-K for the year ended December 31, 1987.
-----------------------------------------------------------------------------------------------------------------------------
10.2         Second Amendment to the 1986 Stock Option Plan as  approved by    Previously filed as Exhibit 10.4 to the
             the Registrant's Board of Directors on May 6,  1993.              Registrant's Annual Report on Form 10-K
                                                                               for the year ended December 31, 1993.
-----------------------------------------------------------------------------------------------------------------------------
10.3         The 1995 Performance Equity Plan.                                 Previously filed as Exhibit A to the
                                                                               Registrant's definitive Proxy Statement
                                                                               dated March 1, 1995 in connection with
                                                                               the Registrant's 1995 Annual Meeting of
                                                                               Stockholders.
-----------------------------------------------------------------------------------------------------------------------------
10.4         Asset Acquisition Agreement dated April 28, 1995 between Hercon   Previously filed as Exhibit 10.7 to
             Environmental Corporation and Hercon Laboratories Corporation.    Transderm Laboratories Corporation's
                                                                               Registration Statement on Form S-1  as
                                                                               filed with the Commission on July 28,
                                                                               1995.
-----------------------------------------------------------------------------------------------------------------------------
10.5         Modification Agreement dated August 31, 1995 by and between The   Previously filed as Exhibit 10.6(b) to
             First National Bank of Maryland, the Registrant, Hercon           Amendment No. 1 to Transderm Laboratories
             Laboratories Corporation, Herculite Products, Inc., Pacific       Corporation's Registration Statement on
             Combining Corporation, Hercon Environmental Corporation and       Form S-1 filed with the Commission on
             Transderm Laboratories Corporation.                               September 6, 1995.
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Exhibit
No.          Description                                                       Location Reference
---          -----------                                                       ------------------
-----------------------------------------------------------------------------------------------------------------------------
10.6         $7,000,000 principal amount Subordinated Promissory Note of       Previously filed as Exhibit 10.8 to
             Hercon Laboratories Corporation.                                  Amendment No. 1 to Transderm Laboratories
                                                                               Corporation's Registration Statement on
                                                                               Form S-1 filed with the Commission on
                                                                               September 6, 1995.
-----------------------------------------------------------------------------------------------------------------------------
10.7         Corporate Services Agreement dated as of August 31, 1995          Previously filed as Exhibit 10.9 to
             between the Registrant and Transderm Laboratories Corporation.    Amendment No. 1 to Transderm Laboratories
                                                                               Corporation's Registration Statement on
                                                                               Form S-1 filed with the Commission on
                                                                               September 6, 1995 .
-----------------------------------------------------------------------------------------------------------------------------
10.8         Tax Sharing Agreement dated as of August 31, 1995 between the     Previously filed as Exhibit 10.10 to
             Registrant and Transderm.                                         Amendment No. 1 to Transderm Laboratories
                                                                               Corporation's Registration Statement on
                                                                               Form S-1 filed with the Commission on
                                                                               September 6, 1995.
-----------------------------------------------------------------------------------------------------------------------------
10.9         Second Modification Agreement dated as of October 11, 1995 by     Previously filed as Exhibit 10.5 to the
             and among the Registrant, Hercon Laboratories Corporation,        Registrant's Quarterly Report for the for
             Herculite Products, Inc., Pacific Combining Corporation, Hercon   the Quarter ended September 30, 1995
             Environmental Corporation and Transderm Laboratories
             Corporation.
-----------------------------------------------------------------------------------------------------------------------------
10.10        Loan and Security Agreement dated as of October 11, 1995 by and   Previously filed as Exhibit 1 to the
             among the Registrant, Hercon Laboratories Corporation,            Registrant's Current Report on Form 8-K
             Herculite Products, Inc., Pacific Combining Corporation, Hercon   filed with the Commission on October 11,
             Environmental Corporation and Transderm Laboratories              1995.
             Corporation and The First National Bank of Maryland.
-----------------------------------------------------------------------------------------------------------------------------
10.11        Revolving Credit, Term Loan and Security Agreement dated as of    Previously filed as Exhibit 1 to the
             January 9, 1997 by and among the Registrant, Hercon               Registrant's Current Report on Form 8-K
             Laboratories Corporation, Herculite Products, Inc., Pacific       dated January 22, 1997.
             Combining Corporation, Hercon Environmental Corporation,
             Transderm Laboratories Corporation and IBJ Schroder Bank &
             Trust Company.
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Exhibit
No.          Description                                                       Location Reference
---          -----------                                                       ------------------
-----------------------------------------------------------------------------------------------------------------------------
10.12        First Amendment to Revolving Credit, Term Loan and Security       Previously filed as Exhibit 10.18(b) to
             Agreement dated as of January 21, 1998 by and among the           the Registrant's Form 10-K for the year
             Registrant, Hercon Laboratories Corporation, Herculite            ended December 31, 1997.
             Products, Inc., Pacific Combining Corporation, Hercon
             Environmental Corporation, Transderm Laboratories Corporation
             and IBJ Schroder Business Credit Corporation (as successor in interest to IBJ Schroder & Trust Company).
-----------------------------------------------------------------------------------------------------------------------------
10.13        Second Amendment to Revolving Credit, Term Loan and  Security     Previously filed as Exhibit 6.(a) to the
             Agreement dated as of July 31, 1998 by and among the              Registrant's Form 10-Q for the quarter
             Registrant, Hercon Laboratories Corporation, Herculite Products   ended September 30, 1998.
             Inc., Pacific Combining Corporation,  Hercon Environmental
             Corporation, Transderm Laboratories Corporation and IBJ
             Schroder Business Credit Corporation.
-----------------------------------------------------------------------------------------------------------------------------
10.14        Waiver and Third Amendment to Revolving Credit, Term  Loan and    Previously filed as Exhibit 10.18(d) to
             Security Agreement dated as of January 11, 1999 by and among      the Registrant's Form 10-K for the year
             the Registrant, Hercon Laboratories Corporation, Herculite        ended December 31, 1998.
             Products Inc., Pacific Combining Corporation,  Hercon
             Environmental Corporation, Transderm Laboratories Corporation
             and IBJ Whitehall Business Credit Corporation.
-----------------------------------------------------------------------------------------------------------------------------
10.15        Consent and Fourth Amendment to Revolving Credit, Term Loan and   Previously filed as Exhibit 10.18(e) to
             Security Agreement dated as of March 24, 1999 by and among the    the Registrant's Form 10-K for the year
             Registrant, Hercon Laboratories Corporation, Herculite Products   ended December 31, 1998.
             Inc., Pacific Combining Corporation,  Hercon Environmental
             Corporation, Transderm Laboratories Corporation and IBJ
             Whitehall Business Credit Corporation.
-----------------------------------------------------------------------------------------------------------------------------
10.16        Amendment and Forbearance Agreements to Revolving Credit, Term    Previously filed as Exhibit 10.18(f) to
             Loan and Security Agreement dated as of April 14, 1999, May 14,   the Registrant's Form 10-K for the year
             1999, June 21, 1999, July 15, 1999 and August 15, 1999 by and     ended December 31, 1998.
             between the Registrant, Hercon Laboratories Corporation,
             Herculite Products Inc., Pacific Combining Corporation,  Hercon
             Environmental Corporation, Transderm Laboratories Corporation
             and IBJ Whitehall Business Credit Corporation.
-----------------------------------------------------------------------------------------------------------------------------
10.17        Asset Purchase Agreement dated as of July 20, 1999 by and among   Previously filed as Exhibit 2.1 to the
             Herculite Products Inc., Hercon Environmental Corporation and     Company's Current Report on Form 8-K
             Aberdeen Road Company.                                            dated September 2, 1999.
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
10.18        License Agreement dated March 13, 2000 between Hercon             Previously filed as Exhibit 10.18 to the
             Laboratories Corporation and Key Pharmaceuticals, Inc.            HC 2004 10-KSB.
-----------------------------------------------------------------------------------------------------------------------------
10.19        Mortgage and Security Agreement dated May 23, 2000 between        Previously filed as Exhibit 10.19 to the
             Transderm Laboratories Corporation and Mercury Capital Corp.      HC 2004 10-KSB.
-----------------------------------------------------------------------------------------------------------------------------
10.20        Mortgage Note dated May 23, 2000 made by Transderm Laboratories   Previously filed as Exhibit 10.20 to the
             Corporation in favor of Mercury Capital Corp.                     HC 2004 10-KSB.
-----------------------------------------------------------------------------------------------------------------------------
10.21        Guaranty of Registrant in favor of Mercury Capital Corp. dated    Previously filed as Exhibit 10.21 to the
             May 23, 2000.                                                     HC 2004 10-KSB.
-----------------------------------------------------------------------------------------------------------------------------
10.22        Assignment of Leases and Rents from Transderm Laboratories        Previously filed as Exhibit 10.22 to the
             Corporation to Mercury Capital Corp. dated May 23, 2000.          HC 2004 10-KSB.
-----------------------------------------------------------------------------------------------------------------------------
10.23        Mortgage Modification Agreement dated June 30, 2000 between       Previously filed as Exhibit 10.23 to the
             Transderm Laboratories Corporation and Mercury Capital Corp.      HC 2004 10-KSB.
-----------------------------------------------------------------------------------------------------------------------------
10.24        Mortgage Modification Agreement dated July 10, 2000 between       Previously filed as Exhibit 10.24 to the
             Transderm Laboratories Corporation and Mercury Capital Corp.      HC 2004 10-KSB.
-----------------------------------------------------------------------------------------------------------------------------
10.25        Assignment of Leases and Rents from Transderm Laboratories        Previously filed as Exhibit 10.25 to the
             Corporation to Mercury Capital Corp. dated July 13, 2000.         HC 2004 10-KSB.
-----------------------------------------------------------------------------------------------------------------------------
10.26        Guaranty of Registrant in favor of Mercury Capital Corp. dated    Previously filed as Exhibit 10.26 to the
             July 13, 2000.                                                    HC 2004 10-KSB.
-----------------------------------------------------------------------------------------------------------------------------
10.27        Sales Representative Agreement dated July 25, 2000 between        Previously filed as Exhibit 10.27 to the
             Hercon Laboratories Corporation and Granard Pharmaceutical, LLP.  HC 2004 10-KSB.
-----------------------------------------------------------------------------------------------------------------------------
10.28        Product Purchase Agreement dated February 28, 2001 between        Previously filed as Exhibit 10.28 to the
             Hercon Laboratories Corporation and Ranbaxy Pharmaceuticals       HC 2004 10-KSB.
             Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed
             separately with the Commission).
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
10.29        Development Assistance Agreement dated February 28, 2001          Previously filed as Exhibit 10.29 to the
             between Hercon Laboratories Corporation and Ranbaxy               HC 2004 10-KSB.
             Pharmaceuticals Inc. (portions of this Exhibit have been
             omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).
-----------------------------------------------------------------------------------------------------------------------------
10.30        Finished Goods Supply Agreement dated February 28, 2001 between   Previously filed as Exhibit 10.30 to the
             Hercon Laboratories Corporation and Ranbaxy Pharmaceuticals       HC 2004 10-KSB.
             Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed
             separately with the Commission).
-----------------------------------------------------------------------------------------------------------------------------
10.31        Amendment No. 1 to Sales Representative Agreement between         Previously filed as Exhibit 10.31 to the
             Hercon Laboratories Corporation and Granard Pharmaceutical, LLP   HC 2004 10-KSB.
             dated July 24, 2001.
-----------------------------------------------------------------------------------------------------------------------------
10.32        Mortgage Note in the principal amount of $367,500 dated August    Previously filed as Exhibit 10.32 to the
             7, 2001 among Transderm Laboratories Corporation and certain      HC 2004 10-KSB.
             creditors, including affiliates of the Registrant and Transderm
             Laboratories Corporation.
-----------------------------------------------------------------------------------------------------------------------------
10.33        Master Agreement dated as of February 15, 2002 among the          Previously filed as Exhibit 10.33 to the
             Registrant, Leon Services, LLC, Jack Aronowitz and MA Associates  HC 2004 10-KSB.
-----------------------------------------------------------------------------------------------------------------------------
10.34        Agreement dated May 22, 2002 among Zackfoot Investments, LLC,     Previously filed as Exhibit 10.34 to the
             the holders of the Mortgage Note dated August 7, 2001 and         HC 2004 10-KSB.
             Transderm Laboratories Corporation.
-----------------------------------------------------------------------------------------------------------------------------
10.35        Promissory Note in the principal amount of $164,692.50  dated     Previously filed as Exhibit 10.35 to the
             May 22, 2002 among Transderm Laboratories Corporation and         HC 2004 10-KSB.
             Zackfoot Investments, LLC and certain other lenders to
             Transderm Laboratories Corporation.
-----------------------------------------------------------------------------------------------------------------------------
10.36        Mortgage Note in the principal amount of $150,000 dated June      Previously filed as Exhibit 10.36 to the
             22, 2002 made by Transderm Laboratories Corporation in favor of   HC 2004 10-KSB.
             Albert David.
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
10.37        Outline of Agreement between the Registrant and Jack Aronowitz,   Previously filed as Exhibit 10.37 to the
             Leon Services LLC and Health-Chem Diagnostics, LLC, effective     HC 2004 10-KSB.
             October 31, 2003
-----------------------------------------------------------------------------------------------------------------------------
10.38        Development, Manufacturing and Supply Agreement dated June 10,    Previously filed as Exhibit 10.38 to the
             2004 between Hercon Laboratories Corporation and Ranbaxy          HC 2004 10-KSB.
             Pharmaceuticals Inc. (portions of this Exhibit have been
             omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).
-----------------------------------------------------------------------------------------------------------------------------
10.39        Deed dated December 7, 2004 selling and transferring ownership    Previously filed as Exhibit 10.39 to the
             of the land and building owned by Transderm Laboratories          HC 2004 10-KSB.
             Corporation to York Realty Leasing LLC.
-----------------------------------------------------------------------------------------------------------------------------
10.40        Warranty Bill of Sale dated December 7, 2004 selling and          Previously filed as Exhibit 10.40 to the
             transferring ownership of machinery and equipment owned by        HC 2004 10-KSB.
             Hercon Laboratories Corporation to York Realty Leasing LLC.
-----------------------------------------------------------------------------------------------------------------------------
10.41        Commercial Lease Agreement dated December 7, 2004 by  and         Previously filed as Exhibit 10.41 to the
             between York Realty Leasing LLC and Transderm  Laboratories       HC 2004 10-KSB.
             Corporation.
-----------------------------------------------------------------------------------------------------------------------------
10.42        Development, Manufacturing and Supply Agreement dated April 28,   Previously filed as Exhibit 10.42 to the
             2006 between Hercon and Cure Therapeutics, Inc. (portions of      HC 2004 10-KSB.
             this Exhibit have been omitted pursuant to a request for
             confidential treatment and have been filed separately with the
             Commission).
-----------------------------------------------------------------------------------------------------------------------------
14           Code of Ethics.                                                   Previously filed as Exhibit 14 to the HC
                                                                               2004 10-KSB.
-----------------------------------------------------------------------------------------------------------------------------
21           Subsidiaries of the Registrant.                                   Filed herewith.
-----------------------------------------------------------------------------------------------------------------------------
31.1         Certification of Chief Executive Officer pursuant to Rule         Filed herewith.
             13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
-----------------------------------------------------------------------------------------------------------------------------
31.2         Certification of Chief Financial Officer pursuant to Rule         Filed herewith.
             13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C.    Filed herewith.
             Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.
-----------------------------------------------------------------------------------------------------------------------------
32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C.    Filed herewith.
             Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.
-----------------------------------------------------------------------------------------------------------------------------

(b) REPORTS ON FORM 8-K

During the quarter ended December 31, 2005 the Company did not file any reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Demetrius & Company, L.L.C. for professional services related to the audit of the Company's consolidated financial statements for the fiscal years ended December 31, 2004 and 2005 were $201,000.

Audit-Related Fees

There were no fees billed by Demetrius & Company, L.L.C. for audit-related services for the fiscal years ended December 31, 2004 or 2005.

Tax Fees

There were no fees billed by Demetrius & Company, L.L.C. for tax services during the fiscal years ended December 31, 2004 or 2005.

All Other Fees

There were no fees billed by Demetrius & Company, L.L.C. for any other professional services during the fiscal years ended December 31, 2004 or 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HEALTH-CHEM CORPORATION

--------------------------------------------------------------------------------
Name and Capacity                              Date
-----------------                              ----
--------------------------------------------------------------------------------

/s/ Andy E. Yurowitz                           March 2, 2007
--------------------
By: Andy E. Yurowitz
Chairman of the Board,
President and Chief Executive
Officer (Principal Executive Officer)

--------------------------------------------------------------------------------

/s/ Ronald J. Burghauser                       March 2, 2007
------------------------
By: Ronald J. Burghauser
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)
(Principal Accounting Officer)
--------------------------------------------------------------------------------

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------------------
        Person                                  Capacity                            Date
        ------                                  --------                            ----
--------------------------------------------------------------------------------------------
/s/ Andy E. Yurowitz                Chairman of the Board, President           March 2, 2007
--------------------                and Chief Executive Officer
Andy E. Yurowitz                    (Principal Executive Officer) and
                                    Director

--------------------------------------------------------------------------------------------
/s/ Ronald J. Burghauser            Chief Financial Officer,                   March 2, 2007
------------------------            Treasurer and Secretary
Ronald J. Burghauser                (Principal Financial Officer)
                                    (Principal Accounting Officer)

--------------------------------------------------------------------------------------------
/s/ Andrew J. Levinson                Director                                 March 2, 2007
----------------------
Andrew J. Levinson

--------------------------------------------------------------------------------------------
/s/ Manfred Mayerfeld                 Director                                 March 2, 2007
---------------------
Manfred Mayerfeld
--------------------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             HEALTH-CHEM CORPORATION

                            FORM 10-KSB ANNUAL REPORT

                            FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 2005

                              FINANCIAL STATEMENTS

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements.

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets - December 31, 2005 and 2004               F-3 & F-4

Consolidated Statements of Operations
  Years Ended December 31, 2005, 2004 and 2003                               F-5

Consolidated Cash Flow Statements
  Years Ended December 31, 2005, 2004 and 2003                         F-6 & F-7

Consolidated Statements of Stockholders' Deficiency
  Years Ended December 31, 2005, 2004 and 2003                               F-8

Notes to Consolidated Financial Statements                           F-9 to F-27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Health-Chem Corporation

We have audited the accompanying consolidated balance sheets of Health-Chem Corporation and Subsidiaries ("Health-Chem" or the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows, and stockholders' deficiency for each of the years in the three year period ended December 31, 2005. These financial statements are the responsibility of Health-Chem's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health-Chem Corporation and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


s/s DEMETRIUS & COMPANY, L.L.C.
Wayne, New Jersey
March 2, 2007

                             HEALTH-CHEM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                         ASSETS                                December 31,
                                                            2005            2004
                                                          ------          ------
CURRENT ASSETS
   Cash                                                   $  839          $  928
   Accounts receivable                                     2,908           2,985
   Due from financing agency                                   0             110
   Inventories                                             1,168           1,302
   Other current assets                                      132             125
                                                          ------          ------
     Total Current Assets                                  5,047           5,450
                                                          ------          ------

PROPERTY, PLANT and EQUIPMENT, net                         1,718           1,947

MORTGAGE ESCROW DEPOSIT                                      200               0

OTHER NON-CURRENT ASSETS                                       1              46
                                                          ------          ------

TOTAL ASSETS                                              $6,966          $7,443
                                                          ======          ======

Consolidated Balance Sheets are continued on the next page.

See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                      (In thousands, except share amounts)

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY           December 31,
                                                              2005         2004
                                                          --------     --------

CURRENT LIABILITIES
   Accounts payable                                       $    508     $  1,411
   Royalties payable                                         6,108        4,522
   Current portion of 10.375% convertible subordinated
    debentures                                               6,100        6,100
   Accrued interest on convertible subordinated
    debentures                                               4,730        4,097
   Other liabilities                                         2,144        1,657
   Current portion of long-term debt                            42            0
   State income taxes payable                                   75           75
                                                          --------     --------
     Total Current Liabilities                              19,707       17,862
                                                          --------     --------

LONG-TERM LIABILITIES
   Mortgage payable                                          1,358            0
   Payable to affiliate                                        666        1,736
   Note payable                                                167          167
                                                          --------     --------
     Total Long-Term Liabilities                             2,191        1,903
                                                          --------     --------

COMMITMENTS

MINORITY INTEREST                                                3          133

STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $.01 per share;
     1,000,000 shares authorized, none issued                    0            0
   Convertible special stock, nonvoting, par value
     $.01 per share; 750,000 shares authorized;
     738,667 shares issued, all of which are
     held in treasury                                            7            7
   Common stock, par value $.01 per share;
     50,000,000 shares authorized; 17,934,056
     shares issued; 11,443,424 shares outstanding
     in 2005 and 2004                                          179          179
   Additional paid-in capital                               18,915       18,915
   Accumulated deficit                                     (26,402)     (23,922)
                                                          --------     --------
     Subtotal                                               (7,301)      (4,821)
   Less treasury stock, at cost                             (7,634)      (7,634)
                                                          --------     --------
     Total Stockholders' Deficiency                        (14,935)     (12,455)
                                                          --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $  6,966     $  7,443
                                                          ========     ========

See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                            Years Ended December 31,
                                                           2005         2004         2003
                                                       --------     --------     --------
REVENUE:
  Net sales                                            $  7,586     $  9,192     $  7,896
                                                       --------     --------     --------
  Cost of goods sold - royalties                          1,586        1,594        1,518
  Cost of goods sold - other                              4,861        4,654        4,469
                                                       --------     --------     --------
    Total cost of goods sold                              6,447        6,248        5,987
                                                       --------     --------     --------
  Gross profit                                            1,139        2,944        1,909
                                                       --------     --------     --------

OPERATING EXPENSES:
  Selling, general and administrative                     2,633        1,646        1,821
  Research and development                                  438          414          418
  Interest, net                                             908          909        1,016
                                                       --------     --------     --------
    Total operating expenses                              3,979        2,969        3,255
                                                       --------     --------     --------

LOSS FROM OPERATIONS                                     (2,840)         (25)      (1,346)
  Product development income                                349          239           31
  Other income (expense) - net                                0           55            0
                                                       --------     --------     --------

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
 TAXES, MINORITY INTEREST AND DISCONTINUED
 OPERATIONS                                              (2,491)         269       (1,315)
  Minority interest                                          11            0            0
  Income tax benefit                                          0            0            0
                                                       --------     --------     --------

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
  DISCONTINUED OPERATIONS                                (2,480)         269       (1,315)
  Loss from discontinued operations, net of tax               0         (260)        (658)
                                                       --------     --------     --------

NET (LOSS) INCOME                                      $ (2,480)    $      9     $ (1,973)
                                                       ========     ========     ========

(Loss) earnings per common share (basic & diluted):
  Continuing operations                                $   (.22)    $    .02     $   (.11)
  Discontinued operations                                   .00         (.02)        (.06)
                                                       --------     --------     --------
NET (LOSS) EARNINGS PER SHARE                          $   (.22)    $    .00     $   (.17)
                                                       ========     ========     ========

Average number of common shares
 outstanding: (in thousands)
  Basic                                                  11,443       11,443       11,443
  Diluted                                                11,443       11,443       11,443

See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION
                        CONSOLIDATED CASH FLOW STATEMENTS
                                 (In thousands)

                                                         Years Ended December 31,
                                                        2005        2004        2003
                                                     -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES OF
 CONTINUING OPERATIONS:
Net (loss) income                                    $(2,480)    $     9     $(1,973)
 Add: Loss from discontinued operations,
  net of taxes                                             0         260         658
                                                     -------     -------     -------
(Loss) income from continuing operations              (2,480)        269      (1,315)
Adjustments to reconcile (loss) income from
 continuing operations to net cash provided by
 operating activities of continuing operations:
  Depreciation and amortization                          316         326         381
  Loss on disposal of property, plant & equipment          0           0           5
  Minority interest                                      (11)          0           0
Changes in:
  Accounts receivable                                     77      (2,099)       (552)
  Due from financing agency                              110          59         (36)
  Inventories                                            134        (536)       (159)
  Other current assets                                    (7)         19         (31)
  Mortgage escrow deposit                               (200)          0           0
  Other non-current assets                                45          58         (31)
  Accounts payable                                      (903)         45         385
  Royalties payable                                    1,586       1,594       1,518
  Accrued interest on convertible debentures             633         633         633
  Other liabilities                                      487         246         583
                                                     -------     -------     -------
Net cash (used for) provided by operating
 activities of continuing operations                    (213)        614       1,381
                                                     -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES OF
 CONTINUING OPERATIONS:
Additions to property, plant and equipment               (87)       (128)       (181)
                                                     -------     -------     -------
Net cash used for investing activities of
 continuing operations                                   (87)       (128)       (181)
                                                     -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES OF
 CONTINUING OPERATIONS:
Long-term debt proceeds                                1,400       1,903           0
Long-term debt payments                               (1,200)     (2,007)       (522)
Minority interest contributions                           11         130           0
                                                     -------     -------     -------
Net cash provided by (used for) financing
 activities of continuing operations                     211          26        (522)
                                                     -------     -------     -------

Consolidated Cash Flow Statements are continued on the next page.

                                             HEALTH-CHEM CORPORATION
                                  CONSOLIDATED CASH FLOW STATEMENTS, CONTINUED
                                                (In thousands)

                                                       Years Ended December 31,
                                                       2005      2004      2003
                                                      -----     -----     -----

DISCONTINUED OPERATIONS:
Net cash provided by Pacific Combining operating
 activities                                               0         0         1
                                                      -----     -----     -----

Cash used for Health-Chem Diagnostics operating
 activities                                               0      (278)     (668)
Adjustment to reconcile cash used for
 Health-Chem Diagnostics operating activities to
 net cash used for Health-Chem Diagnostics
 operating activities:
  Depreciation and amortization                           0        18         9
                                                      -----     -----     -----
Net cash used for Health-Chem Diagnostics
 operating activities                                     0      (260)     (659)
                                                      -----     -----     -----
Net cash used for discontinued operations                 0      (260)     (658)
                                                      -----     -----     -----

NET (DECREASE) INCREASE IN CASH                         (89)      252        20
Cash at beginning of year                               928       676       656
                                                      -----     -----     -----
Cash at end of year                                   $ 839     $ 928     $ 676
                                                      =====     =====     =====

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest                                            $ 251     $ 359     $ 263
  Income taxes                                            0         0         0

Supplemental Disclosures of Non-Cash Financing
 Activities:
  Conversion of members' capital to long-term
   debt                                               $ 130     $   0     $   0

See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (In thousands)

                             Conver-             Addi-
                              tible              tional    (Accumu-
                             Special   Common    Paid-In   lated      Treasury
                              Stock    Stock     Capital   Deficit)    Stock     Total
                             -------   -------   -------   --------   --------  --------
Balance, January 1, 2003     $     7   $   179   $18,915   $(21,958)  $(7,634)  $(10,491)

Net loss                                                     (1,973)              (1,973)
                             -------   -------   -------   --------   -------   --------

Balance, December 31, 2003   $     7   $   179   $18,915   $(23,931)  $(7,634)  $(12,464)

Net income                                                        9                    9
                             -------   -------   -------   --------   -------   --------

Balance, December 31, 2004   $     7   $   179   $18,915   $(23,922)  $(7,634)  $(12,455)

Net loss                                                     (2,480)              (2,480)
                             -------   -------   -------   --------   -------   --------

Balance, December 31, 2005   $     7   $   179   $18,915   $(26,402)  $(7,634)  $(14,935)
                             =======   =======   =======   ========   =======   ========

See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

2. Summary of Significant Accounting Policies

a. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Health-Chem Corporation and those of its wholly-owned and majority-owned subsidiaries. As of December 31, 2004, the consolidated financial statements also include a Variable Interest Entity ("VIE"), York Realty Leasing LLC, of which Health-Chem Corporation is the primary beneficiary as further described in
Note 5. All significant intercompany accounts and transactions, including those involving the VIE, have been eliminated in consolidation.

b. Cash Equivalents

Money market funds and investment instruments with original maturities of ninety days or less are considered cash equivalents.

c. Fair Value of Financial Instruments and Concentrations of Credit Risk

Management believes that the carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amount of the Company's long-term debt also approximates fair value.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Periodically, the Company has cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company mitigates this risk by depositing its cash in high quality financial institutions. To reduce credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition but does not generally require collateral. Approximately 80% and 78% of the accounts receivable balances represent amounts due from two customers at December 31, 2005 and 2004, respectively.

The percentage of sales to each major customer who was responsible for 10% or more of the total revenues is as follows:

                                                    Years Ended December 31,
                                                 2005         2004         2003
                                                -----        -----        -----
Customer A ..............................          13%          23%          15%
Customer B ..............................          42%          30%          34%

At December 31, 2005 and 2004, accounts receivable of approximately $2,340,000 and $2,333,000, respectively, were from such customers.

d. Revenue Recognition and Accounts Receivable

The Company recognizes revenue for product sales upon shipment when title and risk of loss pass to its customers and when provisions for estimates, including trade discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the years ended December 31, 2005, 2004 and 2003.

The Company has historically provided financial terms to customers in accordance with what management views as industry norms. Financial terms, for credit-approved customers, are generally on a net 30-61 day basis, though most customers are entitled to a prompt payment discount. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering factors such as economic conditions and each customer's payment history and creditworthiness. If the financial condition of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management's expectations, we might have to increase our allowance for doubtful accounts, modify their financial terms and/or pursue alternative collection methods. When accounts receivable are considered uncollectible, they are charged against the allowance.

The following briefly describes the nature of each provision and how such provisions are estimated.

Trade discounts are charged to operations when taken by customers.

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

Consistent with industry practices, customers may return short-dated or expired product within a specified period prior to and subsequent to the expiration date. The Company's estimate of the provision for returns is based upon historical experience with actual returns.

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

The Company has agreements with certain indirect customers, such as independent pharmacies, managed care organizations, hospitals, nursing homes, governmental agencies and pharmacy benefit management companies, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from whom they purchase the products at these contracted prices. The Company will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler's invoice price. Such credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers.

Costs incurred for shipping and handling are recorded in cost of sales.

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

g. Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges in 2005, 2004 and 2003.

h. Accounts Receivable Financing

In January 2001, the Company entered into an agreement to sell certain of its accounts receivable with full recourse to a factor, Bay View Funding. The agreement, as amended, provided for a maximum amount of financing availability of $1.5 million. Under this agreement, the Company sold, on a revolving basis, an undivided percentage ownership in certain accounts receivable. As existing receivables were collected, undivided interests in new eligible receivables were sold. The Company sold accounts receivable of $0 and $3,091,000 to Bay View Funding during 2005, and 2004, respectively. The amounts due from the factor were $ 0 and $110,000 at December 31, 2005 and 2004, respectively. Accounts that became 90 days past due were no longer eligible to be sold and the Company had to repurchase the receivable. The Company addresses the risk of loss associated with these repurchased receivables in its allowance for doubtful accounts. Expenses incurred under this factoring program totaling $43,000, $132,000 and $243,000 for 2005, 2004, and 2003, respectively, are included on the selling, general and administrative expense line in the Consolidated Statements of Operations. The Company terminated its agreement with Bay View Funding in April 2005 because management believed that the Company no longer needed the services of a factor.

i. Research and Development

Research and development costs are charged to operations as incurred.

j. Income Taxes

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

k. Per Share Information

Basic and diluted earnings per share are computed based upon the weighted average number of common shares outstanding during each year after adjustment for any dilutive effect of the Company's stock options.

A reconciliation of the basic and diluted earnings per common share computations for income for continuing operations for the years ended December 31, 2005, 2004 and 2003 is presented below (in thousands, except per share amounts):

                                   2005                                 2004                                 2003
                    ---------------------------------     -------------------------------     ---------------------------------
                    Income         Shares      Per        Income        Shares     Per        Income         Shares      Per
                    (Numer-        (Denom-     Share      (Numer-       (Denom-    Share      (Numer-        (Denom-     Share
                    ator)          inator)     Amount     ator)         inator)    Amount     ator)          inator)     Amount
                    -------        -------     ------     -------       -------    ------     -------        -------     ------
Net (loss)
income              $(2,480)                              $     9                             $(1,973)
                    -------                               -------                             -------

Basic Earnings
Per Common
Share
 Net (loss)
 income
 applicable to
 common stock-
 holders             (2,480)       11,443      $(.22)           9       11,443      $.00       (1,973)       11,443      $(.17)
                                               =====                                ====                                 =====

Effect of
Dilutive
Securities
 Stock options            0             0                       0            0                      0             0
                    -------        ------                 -------       ------                -------        ------

Diluted
Earnings
Per Common
Share
 Net (loss)
 income
 applicable to
 common stock-
 holders            $(2,480)       11,443      $(.22)     $     9       11,443      $.00      $(1,973)       11,443      $(.17)
                    =======        ======      =====      =======       ======      ====      =======        ======      =====

l. Stock Options

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

                                                        Years Ended December 31,
                                                         2005       2004      2003
                                                      -------    -------   -------
Net (loss) income, as reported: ...................   $(2,480)   $     9   $(1,973)
Add: Stock-based compensation expense recognized
  under the intrinsic value method ................         0          0         0
Deduct: Stock-based compensation expense
  determined under fair value based method ........         0          0        (9)
                                                      -------    -------   -------
Pro forma net (loss) income .......................   $(2,480)   $     9   $(1,982)
                                                      =======    =======   =======

Net (loss) income per share:
  Basic - as reported .............................   $  (.22)   $   .00   $  (.17)
                                                      =======    =======   =======
  Basic - pro forma ...............................   $  (.22)   $   .00   $  (.17)
                                                      =======    =======   =======
  Diluted - as reported ...........................   $  (.22)   $   .00   $  (.17)
                                                      =======    =======   =======
  Diluted - pro forma .............................   $  (.22)   $   .00   $  (.17)
                                                      =======    =======   =======

m. Use of Estimates in the Preparation of Financial Statements

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

n. Recent Accounting Pronouncements

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

In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2)in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans. We expect that the impact of this act will not be material.

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

o. Reclassifications

The Company reclassified certain prior period financial statement balances to conform to current presentations.

3. Going Concern

As of December 31, 2005, the Company had aggregate debts and liabilities of $21,898,000 and had a working capital deficiency of $14,660,000. These debts and liabilities include $10,830,000 due under outstanding debentures which became due in 1999 and under which the Company is currently in default. Also included in these debts and liabilities is $6,108,000 of royalties due under a license agreement with Key Pharmaceuticals, Inc. ("Key") which allows the Company to utilize certain technology incorporated into our current transdermal patch which has been accumulating since 2000. The Consolidated Statement of Operations for the year ended December 31, 2005 includes $633,000 of debenture interest expense and $1,586,000 of Key royalty expense. The Company has been able to continue to operate by not having paid these creditors. The Company has been paying its debts and liabilities not related to the debentures or the license on a current basis from cash flow generated from operations. The Company does not have cash on hand to repay the amount due under the debentures or the royalty payment owed under the license agreement. The Company's financial condition has prevented it from securing financing or obtaining loans from which it could repay all or a portion of the amounts due.

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

Management believes that actions presently being taken will need to be further realigned or otherwise amended so that the Company will be in a position to generate sufficient revenues to provide positive cash flows from operations and meet its obligations as they become due. However, there can be no assurance that this will occur. The accompanying consolidated financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.

4. Inventories (In thousands)

                                                       December 31,
                                                      2005       2004
                                                    ------     ------
             Raw materials                          $  630     $  525
             Finished goods and work in process        538        777
                                                    ------     ------
                                                    $1,168     $1,302
                                                    ======     ======

5. Property, Plant and Equipment

In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC, an affiliated company, for a sale price of $1.9 million. Concurrent with the sale, the Company entered into a 15-year net lease for the property expiring in December 2019, which can be extended by the Company for an additional five years. The agreement provides for a Company repurchase option at a price of $1,995,000. The base annual lease cost during the initial 15 year term is $212,400, and the base lease expense for the remaining term of the lease is as follows: 2006 - $212,400; 2007 - $212,400; 2008 - $212,400; 2009 - $212,400;
2010 - $212,400;  and 2011 and  thereafter - $1,911,600.  In December  2002, the
Company had received an appraisal for the real property, including the structures and appurtenances, which appraised the market value of the property at $1,850,000. The proceeds from the sale were used to satisfy a $1.6 million first mortgage associated with the property and to substantially pay off a $367,500 second mortgage, a portion of which was held by related parties. Andy Yurowitz, the Company's Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company's consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC. In December 2005, York Realty Leasing LLC obtained a $1.4 million mortgage on this property with a financial institution.

The Company's property, plant and equipment balances are as follows (in thousands):

                                                            December 31,
                                                           2005        2004
                                                        -------     -------
     Land                                               $   120     $   120
     Buildings                                            2,734       2,734
     Equipment and leasehold improvements                 8,572       8,323
     Construction-in-progress                                92         254
                                                        -------     -------
       Total Property, Plant and Equipment               11,518      11,431
     Less accumulated depreciation and amortization       9,800       9,484
                                                        -------     -------
       Net Property, Plant and Equipment                $ 1,718     $ 1,947
                                                        =======     =======

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $316,000, $326,000 and $381,000, respectively.

6. Other Liabilities (In thousands)

                                                                December 31,
                                                               2005         2004
                                                             ------       ------
Accrued chargebacks                                          $1,067       $  682
Accrued rebates & allowances                                    367          454
Accrued trade show discounts                                    196           73
Allowance for returns                                           115           59
Accrued audit fees                                              254          184
Accrued interest on the second mortgage                           0           32
Accrued interest on other related party debt                     35          117
Accrued interest on other debt                                    5            2
Financed insurance premiums                                      49            0
Other                                                            56           54
                                                             ------       ------
                                                             $2,144       $1,657
                                                             ======       ======

7. Long-Term Debt

The Company's long-term debt balances are as follows (in thousands):

                                                                 December 31,
                                                                2005        2004
                                                              ------      ------
10.375% convertible subordinated debentures,
  due April 15, 1999                                          $6,100      $6,100
Less debentures purchased to meet
  sinking fund requirements                                        0           0
                                                              ------      ------
Subtotal 10.375% convertible subordinated debentures           6,100       6,100
Less current portion                                           6,100       6,100
                                                              ------      ------
Total 10.375% convertible subordinated debentures             $    0      $    0
                                                              ======      ======

Mortgage payable                                              $1,400      $    0
Payable to York Realty Leasing LLC members - affiliate           666       1,736
Note payable                                                     167         167
                                                              ------      ------
Subtotal other long-term debt                                  2,233       1,903
Less current portion                                              42           0
                                                              ------      ------
Total Long-Term Debt                                          $2,191      $1,903
                                                              ======      ======

Interest on the debentures is payable semi-annually. The debentures were subject to redemption through a sinking fund whereby the Company was required to redeem at face value $1.5 million of the debentures each April 15, from 1991 through 1998. The balance of $8 million was due on April 15, 1999. The debentures were convertible into shares of the Company's common stock at $19.52 per share through April 15, 1999 and were redeemable in whole or in part at par. In April 1999, the Company defaulted on its obligations to repay the remaining $8 million in principal as well as the accrued interest due on the debentures at maturity. The Company made a $1.9 million partial repayment of its debt obligations in respect of the debentures out of the proceeds of the sale of the assets of Herculite Products, Inc. and Hercon Environmental Corporation, two subsidiaries of the Company, in August 1999. No additional principal or interest payments with respect to the debentures have been made since April 1999. As of December 31, 2005 and 2004, the Company had accrued interest on the debentures of $4,730,000 and $4,097,000, respectively.

The terms of the indenture relating to the debentures restrict the Company's ability to pay cash dividends and/or repurchase its capital stock pursuant to a formula based upon the consolidated net income of the Company and other factors. Under the formula, at December 31, 2005, no amount was available for the payment of dividends and/or the repurchase of capital stock.

In the spring of 2000, the Company obtained a $1.6 million loan from Mercury Capital Corporation at 15% interest per annum secured by a mortgage on the Company's Pennsylvania facility. In December 2003, Mercury Capital Corporation assigned this mortgage to William Robbins. In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC for a sale price of $1.9 million. The proceeds from the sale were used to satisfy the $1.6 million first mortgage noted above and to substantially pay off a $367,500 second mortgage. The Company entered into the sale/leaseback arrangement with York Realty Leasing LLC because it was unable to negotiate a like transaction with an unaffiliated party. In December 2005, York Realty Leasing LLC obtained a $1.4 million mortgage from Fulton Bank. Proceeds from the mortgage were used to pay down the $1.2 million of member loans from William Robbins. Andy Yurowitz, the Company's Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. William Robbins is also a 50% owner of York Realty Leasing LLC. In addition to capital contributions that Messrs. Yurowitz and Robbins made to York Realty Leasing LLC, as of December 31, 2005 each had loans outstanding to York Realty Leasing LLC totaling $201,000 and $465,000, respectively. York Realty Leasing LLC has classified these two member loans of $666,000 as long-term and is accruing interest of 15% per annum on both loans. The members of York Realty Leasing LLC have provided the Company with documentation indicating that these loans would not have to be repaid until January 15, 2007. As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company's consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC, including the $666,000 member loans.

The York Realty Leasing LLC mortgage with Fulton Bank has payment terms of eighty three (83) consecutive monthly installments of principal and interest of $13,065 commencing January 1, 2006, with one final payment of all unpaid principal and interest payable on December 1, 2012. The interest rate associated with this mortgage is one-half (1/2) percent over Fulton Bank's prime rate. The average interest rate charged during 2006 was 8.36%. The mortgage is collateralized by the building owned by York Realty Leasing LLC. As of December 31, 2005, the approximate aggregate annual maturities of long-term debt for the next five years, which consists solely of the York Realty Leasing LLC mortgage, were: 2006 - $42,000; 2007 - $40,000; 2008 - $43,000; 2009 - $47,000 and 2010 -
$51,000. Terms of the mortgage require York Realty Leasing LLC to maintain an escrow account at Fulton Bank. The balance in this account at December 31, 2005 was $200,000. Additionally, Fulton Bank does not have recourse to the Company in the event of a default on this mortgage.

The $167,000 note relates to the purchase of certain fixed assets. The purchase of these fixed assets was pursuant to a development, manufacturing and supply agreement that the Company entered into with a client company. Payment terms of the note are contingent upon certain performance criteria under the agreement. One such performance criteria applicable to the client company may result in the note being forgiven. We estimate the earliest that the note may need to be repaid is in 2008.

8. Employee Benefit Plan

All permanent, full-time non-union employees of the Company are eligible to participate in Health-Chem's 401(k) Plan (the "Plan") following six months of employment. The Plan allows eligible employees to defer up to 20% of their income on a pre-tax basis through contributions to the Plan. The Company may contribute for each participant a matching contribution equal to a percentage of the elective contributions made by the participants. The decision to make matching contributions and the amount of such contributions will be made each year by the Company. These Company matching contributions were $14,000, $13,000 and $16,000 in 2005, 2004 and 2003, respectively.

9. Commitments & Contingencies

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

In December 2004, the Company entered into a lease for office space in Suffern, New York for a one year period commencing January 1, 2005, and renewed the lease for additional one year periods commencing January 1, 2006 and January 1, 2007. The annual rental was $7,200, inclusive of utilities, for 2005 and will be $7,416 and $7,691 for 2006 and 2007, respectively.

Approximately thirty-two percent of the Company's employees are covered by a collective bargaining agreement with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO ("R.W.D.S.U."). The R.W.D.S.U. agreement is for a three year period ending December 10, 2007. The contract is subject to annual renewal thereafter and acknowledges that the R.W.D.S.U. is the exclusive bargaining agent for the Company's regular production employees, excluding all other employees including but not limited to supervisors, foremen, clerical employees, time-keepers, watchmen, guards, maintenance personnel and part-time employees.

Certain raw materials and components used in the manufacture of our products are available from limited sources, and, in some cases, a single source. Generally, regulatory authorities must approve raw material sources for transdermal products. Without adequate approved supplies of raw materials or packaging supplies, our manufacturing operations could be interrupted until another supplier is identified, our products approved and trading terms with it negotiated. We may not be able to identify an alternative supplier and any supplier that we do identify may not be able to obtain the requisite regulatory approvals in a timely manner, or at all. Furthermore, we may not be able to negotiate favorable terms with an alternative supplier. Any disruptions in our manufacturing operations from the loss of an approved supplier may cause us to incur increased costs and lose revenues and may have an adverse effect on our relationships with our partners and customers, any of which could have adverse effects on our business and results of operations. Our business also faces the risk that third party suppliers may supply us with raw materials that do not meet required specifications, which, if undetected by us, could cause our products to test out of specification and require us to recall the affected product.

We market all of our products through a single marketing representative. If we were to lose the services of such marketing agent for any reason or said entity does not maintain a steady demand for our product, and we are unable to identify an adequate replacement, our business, results of operations and financial condition would be materially adversely affected.

We rely on insurance to protect us from many business risks, including product liability, business interruption, property and casualty loss and employment practices liability. The cost of insurance has risen significantly in recent years. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. There can be no assurance that the insurance that we maintain and intend to maintain will be adequate, or that the cost of insurance and limitations in coverage will not adversely affect our business, financial position or results of operations. Furthermore, it is possible that, in some cases, coverage may not be available at any price.

10. Litigation

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

11. Stockholders' Equity

A summary of the shares of common and treasury stock is as follows:

                                                     Treasury Stock
                                              --------------------------
                                  Common       Convertible       Common
                                  Stock       Special Stock      Stock
                                ----------    -------------   ----------

        Balance at 12/31/04     11,443,424        738,667      6,490,632
        Balance at 12/31/05     11,443,424        738,667      6,490,632

a. Convertible special stock

The convertible special stock has the same rights as common stock except that it is nonvoting. Each share is convertible into 1 1/3 shares of the Company's common stock. The conversion rate is subject to change under certain circumstances. No shares of convertible special stock are outstanding.

b. Reserved shares (as of December 31, 2005)

                                                                 Number of
      Purpose of Reservation                                      Shares
      ----------------------                                     ---------

      Conversion of convertible special stock                      984,889
      Stock option plans                                         3,395,500
                                                                 ---------
      Total reserved shares                                      4,380,389
                                                                 =========

12. Stock Options

Options granted under the Company's various stock option plans are exercisable for up to five years from the grant date. A summary of the status of the Company's plans as of December 31, 2005, 2004 and 2003 and changes during the years ended on those dates is presented below:

                                  2005                     2004                     2003
                         ---------------------     --------------------     --------------------
                                      Weighted                 Weighted                 Weighted
                                       Average                  Average                  Average
                                      Exercise                 Exercise                 Exercise
                           Shares       Price        Shares      Price        Shares      Price
                         ---------    --------     ---------   --------     ---------   --------
Outstanding at
 beginning of year       4,086,587      $ .18      4,086,587     $ .18      3,986,587     $ .18

Granted                          0                         0                  100,000     $ .12

Exercised                        0                         0                        0

Forfeited                 (691,087)     $ .50              0                        0
                         ---------                 ---------                ---------

Outstanding at end
 of year                 3,395,500      $ .11      4,086,587     $ .18      4,086,587     $ .18
                         =========                 =========                =========

Options exercisable
 at year-end             3,395,500                 4,086,587                4,086,587
                         =========                 =========                =========

Weighted-average
 fair value of
 options granted
 during the year                        $ .00                    $ .00                    $.092
                                        =====                    =====                    =====

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003; no dividend yield; expected volatility of 134.97%; risk-free interest rate of 2.06%; and expected lives of three years for the 2003 option grants.

The following table summarizes information about the Plan's stock options outstanding at December 31, 2005:

                     Options Outstanding              Options Exercisable
            -------------------------------------  ------------------------

                           Weighted-
                            Average     Weighted-                 Weighted-
 Range of      Number      Remaining     Average      Number       Average
 Exercise   Outstanding   Contractual   Exercise    Exercisable   Exercise
  Prices    at 12/31/05      Life         Price     at 12/31/05     Price
----------  -----------   -----------   ---------   -----------   ---------

$.10          1,845,500    0.30 years      $.10       1,845,500      $.10
$.12-$.125    1,550,000    1.16 years      $.12       1,550,000      $.12
              ---------    ----------      ----       ---------      ----
$.10-$.125    3,395,500    0.69 years      $.11       3,395,500      $.11
              =========    ==========      ====       =========      ====

13. Taxes on Income (In thousands)

                                                        Years Ended December 31,
                                                         2005     2004     2003
                                                         ----     ----     ----
Taxes on income include provision (benefit) for:
  Federal income taxes                                   $  0     $  0     $  0
  State and local income taxes                              0        0        0
                                                         ----     ----     ----
   Total                                                 $  0     $  0     $  0
                                                         ====     ====     ====

Taxes on income are comprised of:
  Current                                                $  0     $  0     $  0
  Deferred                                                  0        0        0
                                                         ----     ----     ----
   Total                                                 $  0     $  0     $  0
                                                         ====     ====     ====

A reconciliation of taxes on income to the federal statutory rate is as follows:

                                                   Years Ended December 31,
                                                   2005        2004        2003
                                                -------     -------     -------

(Benefit) tax at statutory rate                 $  (607)    $     3     $  (671)
Increase (decrease) resulting from:
 Net operating and other tax loss
   carryforwards that expired                     3,734           0           0
 State and local taxes, net of federal
   tax benefit                                     (179)          0         (99)
 Other                                              167           0           0
 Change in valuation allowance                   (3,115)         (3)        770
                                                -------     -------     -------
Tax provision (benefit)                         $     0     $     0     $     0
                                                =======     =======     =======

At December 31, 2005 and 2004, the deferred tax assets and liabilities result from the following temporary differences and carryforwards:

                                                           2005            2004
                                                       --------        --------
Deferred tax assets:
  Net operating and other tax loss
   carryforwards                                       $  8,955        $ 11,980
  Accumulated depreciation                                    0              90
                                                       --------        --------
     Total deferred tax assets                            8,955          12,070
                                                       --------        --------

Deferred tax liabilities:
  Accelerated depreciation                                    1               0
                                                       --------        --------
     Total deferred tax liabilities                           1               0
                                                       --------        --------
Net deferred tax asset before valuation
 allowance                                                8,954          12,070
Valuation Allowance                                      (8,955)        (12,070)
                                                       --------        --------

Net deferred tax liability                             $      1        $      0
                                                       ========        ========

At December 31, 2005, the Company had approximately $22 million of net operating loss carryforwards for federal income tax purposes which expire in various years through 2025 and tax credit carryforwards that expire in various years through 2025. The Company also had net operating loss carryforwards in various states in which the Company and its subsidiaries operate which are available to absorb allocated portions of future taxable income for state tax purposes. The state operating loss carryforwards expire in various years through 2025. At December 31, 2005, valuation allowance relating to tax loss carryforwards was $8,955,000.

14. Interest, Net (In thousands)

                                       Years Ended December 31,
                                         2005      2004      2003
                                      -------   -------   -------

     Interest expense                 $   908   $   912   $ 1,017
     Interest income                        0        (3)       (1)
                                      -------   -------   -------
                                      $   908   $   909   $ 1,016
                                      =======   =======   =======

15. Related Party Transactions

The consolidated financial statements include the following items applicable to related parties (in thousands):

                                                              December 31,
   Balance Sheets:                                           2005        2004
                                                           ------      ------

   Property, plant and equipment, net                      $1,610      $1,693

   10.375% convertible subordinated debentures
     held by directors and executive officers                 159         159

   Payable to York Realty Leasing LLC members
     (See Note 7)                                             666       1,736

   Accrued interest on the second mortgage                      0          32

   Accrued interest on other related party debt                35         117

                                                 Years Ended December 31,
   Income Statements:                            2005        2004        2003
                                              -------     -------     -------

   Interest, net                              $   267     $    53     $   115

Accrued interest on the second mortgage

In August 2001, the Company obtained a $367,500 loan from Zackfoot Investments, LLC at 12.5% interest secured by a mortgage on the Company's Pennsylvania facility. This loan was repaid during 2004. At December 31, 2005 and 2004, the following related parties were owed interest with respect to this loan:

                                                         2005            2004
                                                      -------         -------

   Manfred Mayerfeld (Director)                       $     0         $21,000
   Andrew Levinson (Director)                               0          11,000
                                                      -------         -------
                                                      $     0         $32,000
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

In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC for a sale price of $1.9 million. The Company entered into the sale/leaseback arrangement with York Realty Leasing LLC because it was unable to negotiate a like transaction with an unaffiliated party. Andy Yurowitz, the Company's Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. William Robbins is also a 50% owner of York Realty Leasing LLC. In addition to capital contributions that Messrs. Yurowitz and Robbins made to York Realty Leasing LLC, as of December 31, 2005 each had loans outstanding to York Realty Leasing LLC totaling $201,000 and $465,000, respectively. York Realty Leasing LLC has classified these two member loans of $666,000 as long-term and is accruing interest of 15% per annum on both loans.

At December 31, 2005 and 2004, the following related parties were owed interest with respect to these loans:

                                                         2005            2004
                                                     --------        --------

   Manfred Mayerfeld (Director)                      $      0        $117,000
   York Realty Leasing LLC members                     35,000               0
                                                     --------        --------
                                                     $ 35,000        $117,000
                                                     ========        ========

Interest, net

Interest expense with respect to related parties for the years ended December 31, 2005, 2004 and 2003 is presented below:

                                                     Years Ended December 31,
                                                      2005       2004       2003
                                                  --------   --------   --------

Manfred Mayerfeld - Other related party debt      $      0   $  3,000   $ 37,000
Andy Yurowitz - Other related party debt                 0          0     32,000
Second mortgage                                          0     36,000     46,000
York Realty Leasing LLC members                    267,000     14,000          0
                                                  --------   --------   --------
                                                  $267,000   $ 53,000   $115,000
                                                  ========   ========   ========

16. Minority Interest

A former president of Hercon Laboratories Corporation maintains a 1.5% interest in Hercon Laboratories Corporation and Hercon Environmental Corporation. Equity in Hercon Environmental Corporation has generated a $3,000 minority interest.

As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company's consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC. Andy Yurowitz and William Robbins are each 50% owners of York Realty Leasing LLC. As of December 31, 2005, each had contributed $5,500 in capital to York Realty Leasing LLC. In 2005, York Realty Leasing LLC sustained a loss of $147,000 of which $11,000 was allocated to the stockholders of the LLC. This eliminated their cash investment as of December 31, 2005.

17. Discontinued Operations

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

18. Subsequent Events

During December 2006, the Company merged several of its subsidiaries into Health-Chem or other subsidiaries of Health-Chem. These mergers will have no impact on the financial statements of the Company.

During January 2007, the Company was notified verbally by representatives of the State of Pennsylvania that there was approximately $300,000 due in state income taxes dating back as far as 1972. The Company believes it is not obligated for such taxes and is pursuing the cancellation of such Notices.

19. Quarterly Results of Operations (Unaudited)

                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                                 -------     -------     -------     -------
                                    (in thousands, except per share data)

2005
Net sales                        $ 1,474     $ 2,224     $ 1,893     $ 1,995

Net loss applicable
 to common stockholders          $  (140)    $  (318)    $  (377)    $(1,645)

Net loss per
 common share                    $ (.012)    $ (.028)    $ (.033)    $ (.144)

Diluted net loss per
 common share                    $ (.012)    $ (.028)    $ (.033)    $ (.144)

2004
Net sales                        $ 1,975     $ 2,128     $ 2,290     $ 2,798

Net income (loss) applicable
 to common stockholders          $  (167)    $   147     $   356     $  (328)

Net income (loss) per
 common share                    $ (.015)    $  .013     $  .031     $ (.029)

Diluted net income (loss) per
 common share                    $ (.015)    $  .013     $  .031     $ (.029)

The above financial data may not total to the results indicated on the Company's financial statements.