Form 10KSB
period 2006-12-31
HEALTH CHEM CORP
filed 2007-04-18
CIK 46428

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                         Commission file number: 1-6787

                             HEALTH-CHEM CORPORATION
                 (Name of small business issuer in its charter)

             Delaware                                    13-2682801
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

101 Sinking Springs Lane, Emigsville, PA                   17318
----------------------------------------                   -----
(Address of principal executive offices)                 (Zip code)

Issuer's telephone number, including area code: 717-764-1191

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value

         10.375% Convertible Subordinated Debentures due April 15, 1999
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the issuer's revenues for its most recent fiscal year: $5,940,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $827,797 as of March 30, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,443,424 as of March 30, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS ..........................................................      3
PART I .....................................................................................................      5
   ITEM 1.  DESCRIPTION OF BUSINESS ........................................................................      5
   ITEM 2.  DESCRIPTION OF PROPERTIES ......................................................................     30
   ITEM 3.  LEGAL PROCEEDINGS ..............................................................................     31
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............................................     31
PART II ....................................................................................................     31
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .......................................     31
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........     33
   ITEM 7.  FINANCIAL STATEMENTS ...........................................................................     45
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ...........     45
   ITEM 8A. CONTROLS AND PROCEDURES ........................................................................     46
   ITEM 8B. OTHER INFORMATION ..............................................................................     46
PART III ...................................................................................................     46
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(A) OF THE EXCHANGE ACT ..............................................................     46
   ITEM 10. EXECUTIVE COMPENSATION .........................................................................     49
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..     52
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................................................     53
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ...............................................................     53
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES .........................................................     61
SIGNATURES..................................................................................................     62

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB for the year ended December 31, 2006 ("Annual Report") contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These statements include, but are not limited to:

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

                                INTRODUCTORY NOTE

      In July 2006, Health-Chem Corporation ("Health-Chem") filed an Annual Report on Form 10-KSB for the years ended December 31, 2003 and 2004 (the "2004 Annual Report") and on March 8, 2007 filed an annual report on Form 10-KSB for the year ended December 31, 2005. Prior to filing the 2004 Annual Report, Health-Chem had not filed any annual or quarterly reports with the Securities and Exchange Commission since it filed an annual report for the year ended December 31, 1998 and quarterly reports for the first three quarters of 1999 in November 1999. This Annual Report covers the year ended December 31, 2006 and includes audited financial statements for the year then ended. Health-Chem does not plan to file quarterly reports required under the Securities Exchange Act of 1934, as amended, for any period prior to January 1, 2007 unless so requested by the Securities and Exchange Commission but expects to file all periodic reports required under the Securities Exchange Act during the 2007 fiscal year.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview.

      Health-Chem and its subsidiaries (Health-Chem and its subsidiaries collectively may be referred to as "we", "us", the "Company" or by like terms) develop, manufacture and market transdermal drug delivery systems and undertake research and development activities for third parties on a contract basis. Currently, our sole product is a prescription transdermal patch which delivers nitroglycerin for use in the relief of the vascular and cardiovascular symptoms related to angina pectoris (chest pain); however, we have the manufacturing capability to produce transdermal patches which deliver other medications. We manufacture our nitroglycerin patch both on a contract basis for specific clients and for sale to distributors and wholesalers for distribution in the United States. We manufacture our products in accordance with Good Manufacturing Practices, or GMP's, prescribed by the United States Food and Drug Administration, or FDA, at our facility in Emigsville, Pennsylvania. We conduct the majority of our business through Transderm Laboratories Corporation ("Transderm"), of which Health-Chem owns 90% of the outstanding common stock.

Current Financial Condition of Health Chem.

      Health-Chem continues its efforts to recover from the operational and financial adversity it has experienced since 1995, the basis for which is more fully described in the 2004 Annual Report. While net sales had increased during the period 2001 through 2004 (the financial information for the years 2001 and 2002 is unaudited), net revenues decreased significantly during each of 2005 and 2006 as a result of a decline in orders in each such year by one of our principal customers, as described elsewhere in this Annual Report. Health-Chem has posted significant operating losses in each year since 1997, except for 2004 in which it had net income of $9,000, and as of December 31, 2006 had an accumulated deficit of $28 million and a working capital deficiency of $16.2 million.

      As of December 31, 2006, the Company had total current liabilities of approximately $20.2 million which includes (i) $11.5 million of principal and interest due under certain convertible subordinated debentures due April 15, 1999 ("Debentures"), under which we are in default, (ii) $7.3 million of royalties due under a license with Key Pharmaceuticals, Inc., or Key, under which we are in breach (the "Key License"), and (iii) $1.4 million of million of trade payables and other miscellaneous liabilities. The notes to our audited consolidated financial statements for the year ended December 31, 2006 and the auditor's report accompanying said financial statements indicate that these liabilities and our working capital deficiency raise substantial doubt about our ability to continue as a going concern, as more fully described in "Item 6. Management's Discussion and Analysis or Plan of Operation." Set forth below is a description of our obligations under the Debentures and the Key License.

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

o restricted the Company, in certain cases, from (i) declaring or making any distribution on its capital stock or to its stockholders (other than dividends payable in its capital stock) or (ii) purchasing, redeeming or otherwise acquiring or retiring for value any of its capital stock or permit any subsidiary to do so; and

o were subject to certain default provisions typical of debt instruments and which provide that upon an event of default, the Trustee or the holders of at least 25% in aggregate principal amount of all Debentures may declare the outstanding principal of the Debentures plus all accrued and unpaid interest immediately due and payable.

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

      In April 1999, the Company defaulted on its obligations to repay the $8 million in principal then outstanding as well as the accrued interest of $.4 million due on the Debentures at maturity. The Company has remained in sporadic contact with the Trustee for the Debentures since it defaulted but has not had the funds to make any payments or principal or interest since August 1999.

      As of December 31, 2006, the Company owed $11,463,000 of principal and accrued interest on the Debentures.

      The Company periodically has entered into agreements with the Trustee, including:

o tolling agreements which provide, among other things, that the Company would not use the statute of limitations as a defense in any claim against the Company under the Debentures or the Indenture, the latest of which agreements extends through the earlier of April 15, 2007 or 120 days after the Trustee shall have received from the Company or the Company shall have received from the Trustee or a majority of the holders of Debentures then outstanding, a notice stating that the agreement shall be terminated 120 days after receipt thereof; and

o an agreement whereby the Company agreed: (i) to use its best efforts to adopt a plan to repay the Debentures at the earliest practical date; (ii) that pending a repayment plan, it would not make any payments to insiders except for salaries and benefits due and becoming due to them and that insiders could receive pari passu payments on Debentures they hold; and
      (iii) to give the Trustee not less than two business days' notice before engaging in any extraordinary transactions

      We recently initiated discussions with the Trustee to discuss payment terms with respect to the Debentures but have not entered into formal negotiations as yet. Any failure to enter into an agreement with the holders of the Debentures to restructure the repayment provisions of the Debenture on terms favorable to us could have a material negative impact on our Company, as more fully described under the heading "Business - Risk Factors."

      Key License

      Our second generation transdermal patch technology developed during the mid 1990's incorporates certain technology which, unbeknownst to us at the time of development, was the subject of a patent held by Key, a subsidiary of Schering-Plough Corporation. In December 1997, Key obtained a court order enjoining us from manufacturing or selling any transdermal nitroglycerin patches found to infringe Key's patent, before its expiration on February 16, 2010. In March 2000, we acquired a non-exclusive license from Key to manufacture and sell any drug-in-adhesive transdermal nitroglycerin patch product developed by the Company either before or during the term of the license which provided for the payment of a royalty per unit sold in amounts ranging from $2 to $3, based upon the dosage delivered (the "Key License"). The Key License extends through the expiration of Key's patent. We have never made royalty payments under the Key License and are in breach thereof. As of December 31, 2006, we owed aggregate royalties to Key of approximately $7.3 million. We currently are discussing a payment plan with Key with respect to payment of past due royalties. Any failure to negotiate a repayment agreement with Key on terms favorable to us could have a material negative impact on our Company, as more fully described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Effect of Financial Condition

      Health-Chem's current financial condition negatively impacts its day-to-day operations and undermines its ability to grow its business. Health-Chem's ability to return to profitability from the precarious financial condition which it has experienced over the last decade is predicated on a number of factors, including its ability to reach agreements with its largest creditors, its ability to reduce operating expenses as a percentage of revenues, its ability to obtain financing and its ability to identify and bring new products to market.

      Health-Chem's fragile financial condition leaves it vulnerable because:

      o existing creditors could seek the immediate collection of amounts due them which could cause the Company or its constituents to seek protection under federal bankruptcy laws;

      o its obligations and liabilities, as well as its stockholders' deficiency, does not allow it to obtain financing for operations;

      o its working capital deficiency prevents it from diversifying operations by developing new products and reducing reliance on revenues generated from sales of a single product;

      o the extraordinary conditions make it difficult to endure business cycles resulting from general economic conditions or the effects of competition, among other things, as they occur;

      o the condition prevents it from taking advantage of business opportunities as they may arise; and

      o the condition does not allow the Company to retain senior management who have experience in the pharmaceutical industry or in any business in which it may become involved in the future.

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

      As described above under the heading "Current Financial Condition of Health Chem" we have acquired a license which allows us to incorporate certain technology into our current generation transdermal patches which is the subject of a patent owned by Key. We currently are in default under the Key License for failure to pay royalties due, aggregating $7,321,000 as of December 31, 2006, and if we are prevented from utilizing the Key technology, we would have to discontinue selling our transdermal patches unless we could develop our own technology to replace that covered by the Key License or otherwise locate and obtain a license for similar technology which can be incorporated into our manufacturing process, of which we can give no assurance. See "BUSINESS-Risk Factors" and "Management's Discussion and Analysis of Financial Statements and Results of Operations."

Research and Development.

      Our research and development efforts are severely constrained by our lack of cash, as described elsewhere in this Annual Report, and other than activities currently being undertaken for third parties as described below, we are not engaging in any research and development on our own behalf.

      If and when we possess the financial and other resources to resume proprietary research and development activities, we expect that our strategy will be to identify generic drugs which can be delivered transdermally, which correspond with our technical and manufacturing capabilities and which we believe have substantial market potential or for which a product niche may exist. We may also explore developing transdermal products that use FDA-approved drugs that currently are being delivered to patients through means other than transdermal delivery. In addition, we may seek to supplement our research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies.

      By focusing on bringing new products to market based upon unprotected, generic drugs that are then being delivered transdermally, we will not have to bear the same level of research and development costs and other expenses associated with bringing a new drug formulation to market. Thus, we believe that we would be able to charge significantly less for a product, a decided competitive advantage in our industry, given that managed care organizations typically favor generic products over brand name drugs, and governments encourage, or under some circumstances, mandate generic drugs.

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

      For the years ended December 31, 2006 and 2005, we spent $491,000 and $438,000, respectively, for research and development activities. Our research and development expense may vary significantly from quarter to quarter and year to year depending on product development cycles, the timing of clinical studies and whether we or a third party are funding development. These variations in research and development spending may not be accurately anticipated and may have a material effect on our results of operations. Currently, research and development personnel engage in assisting with technical transfers of existing formulation and test methodology to our production facility. In addition, our personnel perform small scale development work on behalf of clients, including producing hand cut transdermal patches on a research laminator for analytical testing or performing permeation studies to demonstrate how drug formulations penetrate a skin layer. Our personnel also work on improving test methods that may impact day to day testing requirements for commercial products. We periodically outsource analytical testing either because we do not possess the appropriate equipment or if outsourcing is more economically efficient.

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

      We have engaged Cardinal Health, Inc. as a non-exclusive distributor of our transdermal patches pursuant to an agreement dated October 1, 2001. We sell product to Cardinal at our list price and Cardinal is entitled to receive certain discounts and rebates as stipulated in the agreement. During the years ended December 31, 2005 and 2006, Cardinal purchased products representing in excess of 10% of our total sales.

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

      Although there is a statutory presumption as to a patent's validity, the issuance of a patent is not conclusive as to such validity, or as to the enforceable scope of the claims of the patent. We cannot assure that our patents or any future patents will prevent other companies from developing similar or functionally equivalent products. We cannot assure that we would have the resources to prosecute an action to enforce our patent rights against an alleged infringer or that we would be successful in any infringement action that we elect to bring. Likewise, we cannot assure that we would have the resources to defend an infringement action or that we would be successful in any such defense. Furthermore, we cannot assure that any of our future processes or products will be patentable, that any additional patents will be issued in any or all appropriate jurisdictions or that our processes or products will not infringe upon the patents of third parties. In addition, since our patents typically cover our product formulation rather than the compound being delivered, competitors may seek to create functionally equivalent products (i.e., patches delivering the same compound over the same time period to treat the same indication) that avoid our patents. In those cases, we may face competition from functionally equivalent products even before our patents expire.

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

Employees.

      We employ approximately fifty five employees, of whom seventeen are covered by a collective bargaining agreement with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO ("R.W.D.S.U."). The R.W.D.S.U. agreement is for a three year period ending December 10, 2007. The contract is subject to annual renewal thereafter and acknowledges that the R.W.D.S.U. is the exclusive bargaining agent for the Company's regular production employees, excluding all other employees including but not limited to supervisors, foremen, clerical employees, time-keepers, watchmen, guards, maintenance personnel and part-time employees. We believe our employee relations are good.

Risk Factors.

      The following is a summary of certain risk factors that may cause our results to differ from the "forward-looking statements" made in this Annual Report. The risks and uncertainties described below are not listed in order of priority and are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. If any of these risks actually occur, our business, financial condition, and/or results of operations would likely suffer significantly. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

Risks Relating to Our Financial Condition.

      We believe that our financial condition as of December 31, 2006 and our continuing default under the Debentures and breach of the Key License give rise to several risks and uncertainties. We believe that the financial information and other factors set forth below are relevant in this regard in as much as:

o As of December 31, 2006, the Company had aggregate debts and liabilities of approximately $22.4 million, which includes $11.5 million due under the Debentures and $7.3 million due under the Key License; had current assets of $4.1 million; and had a negative working capital of approximately $16.2 million.

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

In view of the foregoing, investors should consider the following risks:

Our financial condition, including our stockholders' deficiency and our continuing default under the Debentures and breach of the Key License, creates substantial doubt as to whether we can continue to operate as a going concern. If we can not continue to operate as a going concern, we may have to cease all operations and investors will lose their entire investment in our company.

      The Company's audited consolidated financial statements for the year ended December 31, 2006 have been prepared assuming that we will continue as a going concern. However, Note 3 of the Notes to Consolidated Financial Statements details certain conditions and other factors which are referenced in the auditor's report to the December 31, 2006 audited consolidated financial statements that raise substantial doubt about our ability to continue to operate as a going concern, including:

o the aggregate amount of the Company's outstanding debts and liabilities at December 31, 2006 and, specifically, the amounts due under the Debentures and the Key License;

o the fact that we currently are in default under the Debentures and breach of the Key License and do not have the cash on hand or access to credit or financing facilities to cure such default and breach and make the payments owed to the Debenture holders or Key;

o the fact that if the Debenture holders or Key were to take legal action against the Company, we would not be able to continue as a going concern unless there was an increase in profitability and/or an infusion of funds to permit us to meet our obligations to these entities for both the past amounts due and ongoing amounts as they became due; and

o the fact that we have a working capital deficiency of $16.2 million which casts doubt on our ability to pay our obligations as they become due or pay extraordinary obligations if any should arise.

      With the exception of 2004 in which we generated income of $9,000, the Company has experienced net losses from operations in every year since 1995. At December 31, 2006, the Company had an accumulated deficit of approximately $28 million and a working capital deficit of approximately $16.2 million. We have been able to continue operating over the last several years because we have not paid the holders of the Debentures or Key. We do not have the means to satisfy the amounts due to these parties but we have been paying our other debts and liabilities on a current basis from cash flow generated from operations. Our financial condition has prevented us from securing financing or obtaining loans from which we could repay all or a portion of the amounts due to holders of the Debentures and Key.

      We have had limited discussions with the Trustee and Key with respect to repaying the amount due under the Debentures and the royalties under the Key License, though we cannot be certain we will be successful in our efforts to reach an agreement with either or both of these parties that allows us to continue our operations.

      While management has formulated a plan to address these conditions as described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" and in Note 3 of the Notes to Consolidated Financial Statements, we cannot be certain that we will be successful in executing this plan or that if we are successful that we will achieve profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In light of our continuing default under the Key License, if Key terminates the license or we lose our right to utilize the technology subject to such license for any other reason, we may have to discontinue manufacturing our sole product.

      Our second generation transdermal patch technology developed during the mid 1990's incorporates certain technology which, unbeknownst to us at the time of development, was the subject of a patent held by Key. In December 1997, Key obtained a court order enjoining us from manufacturing or selling any transdermal nitroglycerin patches found to infringe Key's patent before the expiration of Key's patent on February 16, 2010. In March 2000, we acquired a license from Key to use the patent covering that technology in our transdermal patch which provided for the payment of a royalty per unit sold. We have not made any royalty payments under our license with Key and as of December 31, 2006 we owed aggregate royalties to Key of approximately $7,321,000.

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

Risks Relating to Our Failure to File Reports under Federal Securities Laws.

Our failure to abide by our reporting requirements under federal securities laws could subject us to enforcement proceedings by the SEC, including the de-registration of our securities, which could materially adversely affect our business and your ability to obtain information about our company and could also subject the Company's management to civil liabilities from private stockholder actions.

      Prior to filing an Annual Report on Form 10-KSB for the years ended December 31, 2003 and 2004 (the "2004 Annual Report") in July 2006, we had not filed any annual or quarterly reports with the SEC since we filed an annual report for the year ended December 31, 1998 and quarterly reports for the first three quarters of 1999 in November 1999. We have not filed and do not expect to file annual or quarterly reports for the years 1999 through 2002 because we do not have the financial information necessary to prepare such reports, as detailed in the 2004 Annual Report. Additionally, we have not filed and do not expect to file any quarterly reports for the years 2003 through 2006. Our failure to file any of the periodic reports we were required to file under federal securities laws could give rise to action by the SEC or private litigation by our current and former stockholders. The SEC's action against us could take the form of penalties, fines, sanctions, enforcement or other actions or proceedings, including revocation of registration of our common stock under the Securities Exchange Act which could result in less public information available to our security holders and negatively impact any opportunity which we might otherwise have to raise capital in the future. Moreover, private suits by our current and former security holders for failing to make available current information about our company could subject us as well as our officers and directors to civil liabilities. We cannot predict what, if any, actions the SEC may impose upon or take against our company or suits stockholders may bring against us for our failure to file required reports; however, any such actions could cause us to incur significant additional compliance expenditures and divert management's attention from our core business activities.

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

      We are seeking to develop and bring to market other products to broaden our revenue base and reduce reliance on revenues generated from sales of our nitroglycerin patch. We cannot be certain that our efforts to develop and market other products will be successful. To the extent that we are unable to expand our product offerings, our business and results of operation could be negatively impacted and stockholders in our company may lose all or part of their investment.

The development and manufacturing agreements to which we currently are a party allow our clients to terminate these agreements at will. The termination of these agreements for any reason would have a negative impact on our operations.

      We are party to contracts with two clients under which we have agreed to develop and manufacture three potential pharmaceutical compounds for transdermal delivery. We currently generate revenues from these agreements in connection with our product development efforts and may generate revenues under these agreements in the future from the manufacture of products which ultimately are approved by the FDA for sale in the United States, of which we can offer no assurance. In some cases, our clients are permitted to terminate these agreements at will for any reason. If our clients elect to terminate these agreements our current and future operations would be adversely impacted.

We are subject to extensive regulation by the FDA and other federal and state agencies. If we fail to maintain satisfactory compliance with FDA regulations and regulations promulgated by other governmental agencies, we may be forced to suspend or terminate our operations and we could be subject to civil or criminal penalties.

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

      During each of fiscal years ended December 31, 2006 and 2005, a significant portion of our revenues were derived from a small number of customers. In 2006, two customers accounted for approximately 43% of our revenues and these customers accounted for approximately 55% of our revenues during fiscal 2005. During 2006, orders from one of our principal customers decreased by 53% and our revenues for the year declined commensurately. If we are unable to identify other customers to replace the revenues lost from the decline in sales to this customer or this customer does not place order for products from us at its prior levels, our business, financial condition and results of operations will continue to be negatively impacted.

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

We rely on the services of a single agent to market our product and if we were to lose the services of such entity or it is not as successful in its sales efforts, our business and results of operations would be adversely affected.

      We market our products through a single marketing representative. If we were to lose the services of such marketing agent for any reason or said entity does not maintain a steady demand for our products and we are unable to identify an adequate replacement, our business, results of operations and financial condition would be materially adversely affected.

We may expend significant cash and personnel resources in the development of any new products and if we do not generate the anticipated level of revenues from sales of such products, our business will be negatively and adversely affected.

      Our efforts to commercialize new products will require significant expenditures of resources, including cash, which we do not currently possess, and time, in the research, development, testing, preparation and execution of applications with governmental authorities to manufacture and sell such product,. If we do not generate revenues from sales of any new products at levels anticipated prior to embarking on such development, our business, financial condition and results of operations would be materially adversely affected.

We may lose out to larger and better-established competitors.

      The drug delivery industry is intensely competitive. We face competition from a number of companies that develop, market and sell transdermal patches that deliver nitroglycerin and competition is expected to intensify as more companies enter the field. Most of our competitors have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience in the drug delivery industry than we have. The particular medical conditions our product addresses can also be addressed by other drugs and other delivery modalities. Many of these alternatives are widely accepted by physicians and have a long history of use. Physicians may use our competitors' products and/or our products may not be competitive with other technologies. If these things happen, our sales and revenues will decline. Competition may result in price reductions, reduced gross margins and loss of market share.

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

      The drug delivery industry is undergoing rapid and significant technological change. Others may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by us, or that would make our technology and product obsolete or non-competitive. Additionally, researchers could develop new delivery devices and medications that replace or reduce the importance of our products. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of new products. We do not currently have the financial or personnel resources to do this. If our products become obsolete and our efforts to develop new products do not result in any commercially successful products, our sales and revenues will decline.

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

Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives applicable to our product and future product candidates could limit our potential product revenue.

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

      Current or future federal or state laws and regulations may influence the prices of drugs and, therefore, could adversely affect the price that we receive for our product. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular, state Medicaid programs, or changes required in the way in which Medicaid rebates are calculated under such programs, could adversely affect the price we can charge for our product and could have a material adverse effect on our business, financial position and results of operations.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

      We lease an approximately 61,000 square foot building, from a related party, located on approximately 3.5 acres in Emigsville, Pennsylvania which is used for manufacturing, laboratory, engineering, quality control, research and development, warehousing, administrative and office purposes. Our manufacturing facility complies with GMP standards and is operating under registration from both the FDA and DEA and pursuant to registration with the Pennsylvania Department of Health. The lease, which expires December 6, 2019, has an annual rental of $212,400, payable in equal monthly installments of $17,700. We currently lease approximately 600 square feet of office space in Suffern, New York under a lease that expires December 31, 2007. The annual rental, inclusive of utilities, was $7,416 for 2006 and will be $7,691 for 2007.

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

      The high and low sales prices for our common stock, as reported by the Pink Sheets, have been as follows during the two years ended December 31, 2006:

      --------------------------------------------------------------------------
      Quarter                          2006                    2005
      --------------------------------------------------------------------------
                                 High         Low        High         Low
      --------------------------------------------------------------------------
      1st                       $ 0.08      $ 0.08      $0.100      $0.090
      --------------------------------------------------------------------------
      2nd                        0.085        0.08       0.120       0.090
      --------------------------------------------------------------------------
      3rd                         0.09        0.05       0.100       0.100
      --------------------------------------------------------------------------
      4th                         0.10        0.03       0.100       0.080
      --------------------------------------------------------------------------

      There were approximately 1,201 holders of record of our common stock as of March 30, 2007. This number of holders of record does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

      We have not paid any cash dividends on our common stock during the five years ended December 31, 2006 and we do not anticipate paying cash dividends in the foreseeable future. Under the terms of the Debentures, we are restricted from paying cash dividends by a formula based upon the consolidated net income of the Company and other factors. Under the formula, at December 31, 2006, no amount was available for the payment of dividends.

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

2004

      Health-Chem did not issue any securities during fiscal 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion and analysis, as well as other sections in this Annual Report, should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

      We generate revenues principally from sales of transdermal patches and secondarily from research and development projects we conduct for third parties on a contract basis.

      Our business faces certain important risks, including that:

o as of December 31, 2006, we had debts and liabilities of approximately $22.4 million;

o as of December 31, 2006, we had a working capital deficiency of $16.2 million which casts doubt upon our ability to pay our debts and liabilities as they become due and renders us vulnerable in the event we are subject to extraordinary expenditures;

o we generate the vast majority of our revenue from sales of a single product;

o we are in default under the Debentures which became due in 1999 and under which we owed an aggregate of $11,463,000 of principal and interest at December 31, 2006;

o we are in breach of the terms of a technology license agreement (the Key License) upon which we rely to manufacture our sole product because we have never made royalty payments thereunder, which totaled $7.3 million at December 31, 2006;

o we have no borrowing capacity to expand our product lines and reduce our reliance on sales from our nitroglycerin patches, to take advantage of other business opportunities as they arise or to retain additional qualified personnel; and

o     the pharmaceutical industry is highly regulated and intensely competitive.

      During the year ended December 31, 2006, our operating results declined over the prior year. When comparing 2006 to 2005, net sales decreased by 22% from $7.6 million to $5.9 million, which reduced our gross profit from $1.1 million to $.6 million. Management attributes the decrease in net sales during the 2006 period to a decline in orders from one of our largest customers.

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

Factors Which We Believe Affect Our Current Operations and May Materially Impact Our Future Operations.

      Certain existing conditions and known material uncertainties could impact our business in the short and long term. Investors should analyze our business in light of the issues and uncertainties described in the following discussion and elsewhere herein, such as under the section titled "Item 1-Business- Risk Factors," which are intended to highlight and amplify the numerical and other information contained throughout this Annual Report.

      Our company faces several challenges as we continue our efforts to emerge from the financial and operating crises of the late 1990's (as more fully described in the 2004 Annual Report and in Transderm Laboratories Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2004). Management has identified the following factors as those most likely to materially impact our operations:

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

o our inability to secure additional cash, either through borrowing or the sale of debt or equity, given our current financial condition; and

o     issues relating to concentration of our customer base.

      We defaulted on our obligations under the Debentures by not repaying the principal and accrued interest on their due date in April 1999 and we are in breach of the Key License for failing to make any payments thereunder since we entered into the agreement in March 2000. As described elsewhere in this Annual Report, as of December 31, 2006, our obligations under both the Debentures and the Key License were considerable and we currently do not have the financial resources to make significant payments to reduce our debt under the Debentures or to pay past due royalties under the Key License. Moreover, we are not generating sufficient cash from operations which will allow us to make material payments to reduce these obligations in the near future.

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

      Our default under the Debentures and breach of the Key License entitles either party to initiate legal action against us to recover the entire amount due to them. If we were to lose one or both such actions, as of the date hereof, we would be unable to satisfy the amount due under either such obligation, in which case, we might be required to liquidate all of our assets and wind-up or dissolve our company to satisfy these obligations or seek protection from our creditors under federal bankruptcy laws. Management hopes to enter, but can offer no assurance that it will be successful, into agreements with both the holders of the Debentures and Key which will allow us to continue operating and repay them over time in a manner that does not interfere with our normal operations. Ideally, we would negotiate agreements with these parties which would allow us, if and when we achieve profitable operations, of which we cannot be certain, to retain some cash from operations to permit us to develop new products and take the other actions necessary to strengthen our Company. Accordingly, there is substantial uncertainty as to our future which will become clearer only when we complete agreements with the Debenture holders and Key. The terms of any such agreements will bear materially on our business and financial condition and likely will significantly impact our liquidity and cash resources.

      Accordingly, short and long term liquidity issues represent a significant challenge as we seek to balance rebuilding and restructuring our business with repayment of amounts due under the Debentures and royalties due under the Key License. Our lack of liquidity impacts our business in many ways, some of which are inextricably intertwined and affect all aspects of our operations, as more fully described below.

      Net sales had increased during the period 2001 through 2004 but have declined significantly in each of the last two years and the Company has reported a net loss in all but one of those years (2004). At December 31, 2006, the Company had a stockholders' deficiency of $16.6 million and had a working capital deficiency of $16.2 million. The Company has no credit facilities upon which to draw, no assets to utilize as collateral for borrowings. The Company's financial condition currently and in the future will affect our ability to:

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

      Assuming we are successful in our efforts to reach favorable agreements with both the Debenture holders and Key, we are severely constrained by financial and personnel resources from taking the steps to diversify our operations to reduce our reliance on revenues generated solely from the sale of our transdermal nitroglycerin patches. Management believes it is critical to the Company's future to develop other products to offset potential adverse business developments which may impact sales of our transdermal nitroglycerin patch, including:

      o any decrease in orders from our major customers, as was the case during 2006;

      o the potential negative impact of competition, which could require us to reduce the price we charge for our product or which would result in diminished sales, either of which would reduce our revenues;

      o the introduction by others of new products, such as new drugs or delivery methods which render our nitroglycerin transdermal patches obsolete; or

      o other events or general economic conditions, some of which are described under the heading "Business-Risk Factors," which result in diminished demand for our patch.

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

      We have contracted with a full-service sales and marketing outsourcing company that focuses on generic and branded pharmaceutical companies to handle the majority of the sales and marketing efforts for our transdermal nitroglycerin product. This company monitors client sales, as well as scrutinizes the competition in order to anticipate and recommend changes to our sales, marketing and promotional strategy. This company also assists in providing the industry contacts to reach all distribution channels. Two customers accounted for approximately 43% of the sales volume of our patch during 2006. Management recognizes the need to expand distribution channels to reduce our reliance on sales to a few customers and will seek to take the steps necessary to address this situation and alleviate this risk.

Results of Operations.

      Overview.

      The consolidated financial statements of the Company have been reclassified to reflect the results of operations and net assets of the diagnostic product division of the Company as discontinued operations in accordance with generally accepted accounting principles.

      Year ended December 31, 2006 versus December 31, 2005

      For the year ended December 31, 2006, our net sales with respect to continuing operations were $5.9 million consisting solely of transdermal nitroglycerin patches. For the 2005 year, our net sales with respect to continuing operations were $7.6 million, comprised solely of net sales of transdermal nitroglycerin patches. Net sales of transdermal nitroglycerin patches decreased by 22% during the 2006 period. This decrease is due primarily to a 53% decline in sales of transdermal nitroglycerin patches to one of our largest customers in 2006 as compared to 2005.

      Product development income for the twelve months ended December 31, 2006 was $509,000, consisting of revenues from four research and development projects we are undertaking for three customers. Product development income for the same period in 2005 was $349,000. The $160,000 increase is due primarily to additional development work income associated with a new project that commenced in 2006.

      Other income for the twelve months ended December 31, 2006 was $492,000, consisting primarily of $487,000 representing a reimbursement for premiums we had previously paid on a life insurance policy on a former officer of the Company which policy was paid out to the insured's beneficiary during the year. The Company reported no other income for the same period in 2005.

      Gross profit decreased $556,000, or 49%, to $583,000 for the twelve months ended December 31, 2006 as compared to $1.1 million for the same period in 2005. Gross profit as a percent of sales decreased from 15% during 2005 to 10% during 2006. The decrease in gross profit was due primarily to decreased sales volumes of lower margin products.

      Selling, general and administrative expenses decreased by $702,000 for the twelve months ended December 31, 2006 as compared to the corresponding period in 2005. The decrease is due primarily to decreases in professional/consulting fees, legal fees, commission expense, wages and factor expense of $363,000, $160,000, $77,000, $47,000 and $43,000, respectively, partially offset by higher directors' fees of $53,000. A significant portion of the legal and professional/consulting fees incurred during 2005 were attributable to the preparation of disclosure documents filed with the SEC and the defense of the Aronowitz litigation described under "Item 3. Legal Proceedings."

      Research and development expenses increased by $53,000, or 12%, to $491,000 for the twelve months ended December 31, 2006 as compared to $438,000 for the same period in 2005. The increase is due primarily to higher expenditures for wages.

      Net interest expense decreased by $103,000, or 11%, to $805,000 for the twelve months ended December 31, 2006 as compared to $908,000 for the same period in 2005. The decrease consists of a $56,000 decrease in interest expense and a $47,000 increase in interest income. The interest expense decrease is due primarily to the Company refinancing existing debt with new parties at lower interest rates. The interest income increase is due primarily to the Company adopting an investment policy in 2006 whereby all excess cash is automatically invested in interest-bearing instruments.

      Year ended December 31, 2005 versus December 31, 2004

      For the year ended December 31, 2005, our net sales with respect to continuing operations were $7.6 million consisting solely of transdermal nitroglycerin patches. For the 2004 year, our net sales with respect to continuing operations were $9.2 million, comprised solely of net sales of transdermal nitroglycerin patches. Net sales of transdermal nitroglycerin patches decreased 17% during the 2005 period. This decrease is due primarily to a 44% decline in sales of transdermal nitroglycerin patches to one of our largest customers in 2005 as compared to 2004.

      Product development income increased by $.1 million for the twelve months ended December 31, 2005 as compared to the same period in 2004, due primarily to additional development work income associated with a new project that commenced in 2005.

      Gross profit with respect to continuing operations decreased by $1.8 million, or 61%, to $1.1 million for the twelve months ended December 31, 2005 as compared to $2.9 million for the same period in 2004. Gross profit as a percent of sales decreased from 32% during 2004 to 15% during 2005. The decrease in gross profit was due primarily to decreased sales volumes of lower margin products.

      Selling, general and administrative expenses increased by $1 million for the twelve months ended December 31, 2005 as compared to the corresponding period in 2004. The increase is due primarily to increases in wages, professional/consulting fees and legal fees of $216,000, $342,000 and $542,000, respectively, partially offset by a decrease in commission expense of $190,000. A significant portion of the legal and accounting fees are attributable to the preparation of disclosure documents filed with the SEC and the defense of the Aronowitz litigation described under "Item 3. Legal Proceedings."

      Research and development expenses increased by $24,000, or 6%, to $438,000 for the twelve months ended December 31, 2005 as compared to $414,000 for the same period in 2004. The increase is due primarily to higher expenditures for lab supplies.

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

      We incurred a net loss during 2006 of $1,656,000 as compared to a net loss of $2,480,000 for the 2005 fiscal year. Our total stockholders' deficiency was $16.6 million at December 31, 2006, compared to $14.9 million at December 31, 2005. As of December 31, 2006, we had an accumulated deficit of approximately $28,058,000. Our principal sources of liquidity have been cash provided by loans from management and cash generated by operations. Our principal uses of cash have been for working capital and research and development.

      Our working capital deficit increased by $1.5 million to $16.2 million from December 31, 2005 to December 31, 2006 due to a decrease of $1 million in current assets and an increase of $.5 million in current liabilities. The current assets decrease consists primarily of decreases in accounts receivable and inventory of $1 million and $.2 million, respectively, partially offset by an increase in cash of $.3 million. The current liabilities increase consists primarily of increases in royalties payable and accrued interest on the Debentures of $1.2 million and $.6 million, respectively, partially offset by decreases in accounts payable, other liabilities and state income taxes payable of $.3 million, $.9 million and $.1 million, respectively. The decrease in accounts receivable resulted from a decrease in sales in the month of December 2006 as compared to the month of December 2005 and also reflects the timing of customer payments. The decrease in inventory reflects lower transdermal nitroglycerin product sales and the timing of raw material purchases. The royalties payable and accrued interest on the Debentures increases are attributable to the Company's not making payments to the Debenture holders or Key during the year. The other liabilities decrease is due primarily to decreases in accrued chargebacks, rebates & allowances and trade show discounts. The state income taxes payable decrease is due to the Company paying the liability in 2006.

      Cash provided by operating activities for the twelve months ended December 31, 2006 was $475,000, as compared to cash used for operating activities of $213,000 for the same period in 2005. The increase is due primarily to a $1.7 million net loss in 2006 as compared to a $2.5 million net loss in 2005 and to decreasing accounts receivable, inventory, accounts payable, other liabilities and state income taxes payable of $1.0 million, $.2 million, $.3 million, $.9 million and $.1 million, respectively, and increasing royalties payable and accrued interest on the Debentures of $1.2 million and $.6 million, respectively, in 2006 as compared to decreasing accounts receivable, amount due from financing agency, inventory and accounts payable of $.1 million, $.1 million, $.1 million and $.9 million, respectively, and increasing royalties payable, accrued interest on the Debentures, other liabilities and mortgage escrow deposit of $1.6 million, $.6 million, $.5 million and $.2 million, respectively, in 2005. Investing activities for the twelve months ended December 31, 2006 used cash of $126,000 as compared to the same period in 2005 which used cash of $87,000. This increase in use of cash is due to additions made to property, plant and equipment during 2006. Financing activities for the twelve months ended December 31, 2006 used $42,000 of cash as compared to the same period in 2005 which provided $211,000 of cash.

      As of December 31, 2006, we owed an aggregate of $11.5 million under the Debentures, comprising $6.1 of principal and $5.4 of accrued interest. Management expects to enter into discussions in the near future with respect to structuring a plan to satisfy the amount due under the Debentures but cannot predict the nature of the agreement, if one is reached at all, the parties will enter or the terms of any such agreement. Any failure to enter into an agreement to satisfy its obligations under the Debentures would have a material adverse effect on the financial condition and operations of the Company.

      Management has initiated discussions with Key with respect to repaying past royalties due under the Key License. To date, no agreement has been reached.

      The nature of the agreements we reach with the Debenture holders and Key will bear on immediate and long-term cash requirements and liquidity for next twelve months and thereafter.

      Management believes anticipated expenditures in 2007 such as capital expenditures, research and development costs and other operating expenses will be financed by cash generated from operating activities. The Company anticipates that it will not require any material capital expenditures for property, plant or equipment in 2007.

Contractual Obligations.

      The following table summarizes our contractual obligations at December 31, 2006 (in thousands):

-------------------------------------------------------------------------------------
                                        Payments due by Period (in thousands)
-------------------------------------------------------------------------------------
                                           Less than  1-3        3-5        More than
                                Total      1 Year     Years      Years      5 Years
-------------------------------------------------------------------------------------
Debentures                      $11,463    $11,463
-------------------------------------------------------------------------------------
Other Long-term Debt                167               $   167
-------------------------------------------------------------------------------------
Royalties                         7,321      7,321
-------------------------------------------------------------------------------------
Sale/Leaseback
(Operating Lease)                 2,761        212    $   425    $   425    $ 1,699
-------------------------------------------------------------------------------------
Operating Lease                       8          8
-------------------------------------------------------------------------------------
           Total                $21,720    $19,004    $   592    $   425    $ 1,699
-------------------------------------------------------------------------------------

      Debentures consist of $6.1 million principal amount of convertible subordinated debentures that became due April 15, 1999 and $5,363,000 of accrued interest associated with these Debentures.

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

      In December 2004 we entered into a lease for office space in Suffern, New York for a one year period commencing January 1, 2005, and renewed the lease for additional one year periods commencing January 1, 2006 and January 1, 2007. The annual rental was $7,416, inclusive of utilities, for 2006 and will be $7,691 for 2007.

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

o continue with existing projects whereby the Company is developing other transdermal products for client companies and under which the Company will be the contract manufacturer of these products, if FDA approval is obtained;

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

Revenue Recognition.

      Revenue is recognized for product sales upon shipment when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to net revenues and within other current liabilities. Other current liabilities include $902,000 at December 31, 2006 for certain rebates and other adjustments that are paid to customers.

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

Legal Matters.

      The Company is involved in various legal proceedings, one of which involves claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material impact on the Company's financial position or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at December 31, 2006 that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. The Company will continue to evaluate all legal matters as additional information becomes available.

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

      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies are no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Instead, companies are required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. The Company adopted this Statement on January 1, 2006. Adoption of this Statement did not have a material effect on the Company's Consolidated Financial Statements.

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

      In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), effective for the Company beginning on January 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on disclosure and other matters. Currently, the Company does not expect this guidance to have a material impact on its financial statements.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for the Company beginning on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The Company is currently assessing the impact of this guidance on its financial statements.

Inflation.

      We believe that our results of operations are not dependent upon moderate changes in inflation rates.

ITEM 7. FINANCIAL STATEMENTS.

      Health-Chem submits with this Annual Report the financial statements and related information listed in the Index to Consolidated Financial Statements on page F-1 following this Annual Report's signature page.

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

ITEM 8B. OTHER INFORMATION.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers.

      The following table sets forth certain information about our directors and executive officers as of March 30, 2007:

-------------------------------------------------------------------------------------------------
                                                                                    Year First
     Name                  Age                      Position                      Became Director
     ----                  ---                      --------                      ---------------
-------------------------------------------------------------------------------------------------
Andy E. Yurowitz            71         Chairman of the Board, President,               2000
                                       Chief Executive Officer and Director

-------------------------------------------------------------------------------------------------
Ronald J. Burghauser        46         Chief Financial Officer, Treasurer
                                       and Secretary

-------------------------------------------------------------------------------------------------
Andrew J. Levinson          58         Director                                        2000

-------------------------------------------------------------------------------------------------
Manfred Mayerfeld           75         Director                                        2000
-------------------------------------------------------------------------------------------------

      The Company's directors are elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. The Company's officers serve at the pleasure of the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the SEC. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the year ended December 31, 2006, all of the reports required to be filed were filed on a timely basis other than those which should have been filed by the Speiser family, over whom the Company has no control.

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

      We have no formal policy regarding director attendance at the annual meeting of stockholders, although all directors are expected to attend the annual meeting of stockholders if they are able to do so. During 2006, the Board of Directors held eight meetings, each of which was attended by all members of the Board either in person or telephonically.

      Board of Directors Committees

      We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Chairman of the Board, Andy Yurowitz, and our remaining directors, Manfred Mayerfeld and Andrew Levinson, perform the functions of audit, nominating and compensation committees. As of the date of this Annual Report, no member of our Board of Directors qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act of 1933, as amended. Since the Board of Directors currently consists of three members, it does not believe that establishing a separate nominating committee is necessary for effective governance. Given the Company's financial condition, management does not anticipate hiring any additional executives in the foreseeable future and for this reason it does not believe that establishing a separate compensation committee is necessary for effective governance. The Board will consider establishing a compensation committee if and when it becomes necessary or required.

      Shareholder Communications

      The Company does not presently provide a process for security holders to send communications to the Board of Directors. The Company does not provide such process because it has not held a stockholders meeting at which directors were elected since 1999, as it has not had the funds to cover the cost of preparing and filing a proxy statement in connection with such meeting. All of the current members of the Board of Directors have served as directors since 2000. The Board of Directors expects to call a stockholders meeting at which directors will be elected after it files this Annual Report and to adopt a process for security holders to send communications to the Board of Directors prior to such stockholders meeting, which process it will disclose in the proxy statement to be mailed to all stockholders prior to the stockholders meeting.

ITEM 10. EXECUTIVE COMPENSATION

Directors' Compensation

      The Company does not compensate its employee directors for services rendered as directors. The Company reimburses non-employee directors for travel and related expenses for attending board meetings. Effective January 1, 2006, non-employee directors receive $1,250 per month, and an additional fee of $1,500 for each board meeting in which a director participates. Effective January 1, 2006, the Company's outside directors receive an annual award of 20,000 stock options under the Company's equity incentive plan. These awards are granted quarterly on the first business day of each calendar quarter, with an exercise price equal to the market price on such date.

Executive Compensation

      The following Summary Compensation Table sets forth certain information concerning the annual and long-term compensation of the person serving as the Company's chief executive officer and each other executive officer who received annual compensation in excess of $100,000 during the last two fiscal years (collectively, the "Named Executives").

----------------------------------------------------------------------------------------------------------------------------------
                                                         SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Long Term Compensation
----------------------------------------------------------------------------------------------------------------------------------
                                      Annual Compensation                    Awards                     Payouts
----------------------------------------------------------------------------------------------------------------------------------
                                                                             Restricted   Securities
                                                              Other Annual   Stock        Underlying                  All Other
Name and                              Salary        Bonus     Compensation   Award(s)     Options/SARs  LTIP         Compensation
Principle Position          Year      ($)           ($)       ($)            ($)          (#)           Payouts ($)  ($)(1)
----------------------------------------------------------------------------------------------------------------------------------
Andy Yurowitz,              2006      $197,999                                                                       $  4,860
President, Chief            2005      $180,000                                                                       $    606
Executive Officer
and Chairman

----------------------------------------------------------------------------------------------------------------------------------
Ronald J. Burghauser,       2006      $154,000      $  2,033                                                         $  2,192
Chief Financial             2005      $133,827                                                                       $  1,994
Officer

----------------------------------------------------------------------------------------------------------------------------------
Kenneth Brody,              2005      $130,769                                                                       $  2,659
Former Chief Financial
Officer and Former
Manager - Sales,
Marketing & Business
Development

----------------------------------------------------------------------------------------------------------------------------------
Richard L. Bulwicz,         2006      $111,500      $  1,467                                                         $  1,577
Manager - Quality           2005      $101,600                                                                       $  1,503
Operations
----------------------------------------------------------------------------------------------------------------------------------

(1) Consists of the Company matching contributions under our 401(K) plan and the term cost value of all excess group life insurance policies on behalf of the Named Executives.

Option Grants during the 2006 Fiscal Year.

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

Fiscal Year-End Option Numbers and Values.

      The following table sets forth additional information as of December 31, 2006, concerning shares of our common stock that may be issued upon the exercise of options under our existing equity compensation plans held by the Named Executives, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

--------------------------------------------------------------------------------------------------------------
                                                                                          Value of Unexercised
                                                                Number of Securities      In-the-Money
                                                                Underlying Unexercised    Options at
                                                                Options at 12/31/06       12/31/06 (2)
                        Shares Acquired       Value             Exercisable/              Exercisable/
Name                    on Exercises (#) (1)  Realized ($) (1)  Unexercisable (#)         Unexercisable ($)
----                    --------------------  ----------------  -----------------         -----------------
--------------------------------------------------------------------------------------------------------------
Andy E. Yurowitz                     ---                 ---    837,500/0                 0/0
--------------------------------------------------------------------------------------------------------------
Kenneth E. Brody                     ---                 ---    50,000/0                  0/0
--------------------------------------------------------------------------------------------------------------

(1)   None of the Named Executives exercised any stock options during 2006.

(2) Based upon the last sales price of the Company's common stock reported as traded in 2006 on the Pink Sheets minus the respective option exercise price.

Equity Compensation Plan Information.

      The following table sets forth additional information as of December 31, 2006 concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans, divided between plans approved by our stockholders and plans not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

                      Equity Compensation Plan Information

-------------------------------------------------------------------------------------------------------------------------------
Plan Category                               (a)                           (b)                            (c)
                              Number of securities to be           Weighted-average         Number of securities available
                              issued upon exercise of              exercise price of        for future issuance under equity
                              outstanding  options, warrants       outstanding              compensation plans (excluding
                              and rights                           options, warrants        securities reflected in column (a))
                                                                   and rights
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved
by security holders
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation           2,985,500 (1)                        $0.11
plans not approved
by security holders
-------------------------------------------------------------------------------------------------------------------------------

Total                         2,985,500                            $0.11                                  0
-------------------------------------------------------------------------------------------------------------------------------

(1) At certain times, the Board of Directors deemed it beneficial to the Company to issue specific amounts of stock options to selected option holders. These option grants were for specific purposes, as follows: (i) 1,845,500 options granted to persons who loaned funds to the Company; (ii) 1,000,000 options granted to persons who provided consulting services to the Company; (iii) 40,000 options granted to non-employee directors as part of their compensation for serving as directors; and (iv) 100,000 options granted to a former employee upon his separation from the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth information, as of March 30, 2007 with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each of our officers and directors, and by all of our officers and directors as a group.

      For the purpose of this table, the beneficial ownership of a person includes shares as to which that person has sole or shared voting or investment power as well as shares that the person has the right to acquire within 60 days (such as upon conversion of convertible securities or exercise of warrants or options) as of March 30, 2007. For the purpose of calculating the ownership percentages for each person listed, we have considered to be outstanding both the total number shares actually outstanding on March 30, 2007 and the total number of shares that the persons named in the following table then had the right to acquire within 60 days of said date.

--------------------------------------------------------------------------------
                                      Number of Shares
    Name and Address              Beneficially Owned as of            Percent
 of Beneficial Owner (1)              March 30, 2007 (2)            of Class (3)
 -----------------------              ------------------            ------------
--------------------------------------------------------------------------------
Andy E. Yurowitz                         2,444,700(4)               19.91%

--------------------------------------------------------------------------------
Manfred Mayerfeld                        1,829,789(5)               14.73%

--------------------------------------------------------------------------------
Andrew J. Levinson                         225,000(6)                1.96%

--------------------------------------------------------------------------------
Ronald J. Burghauser                        75,780(7)                   *

--------------------------------------------------------------------------------
Marvin Speiser (8)
Address unknown                          2,304,674(8)               20.14%
--------------------------------------------------------------------------------
    All directors and
    executive officers as
    a group (4 persons)                  4,575,269(9)               34.43%
--------------------------------------------------------------------------------

*     Indicates ownership of less than one percent (1%) of class.

(1) Except as otherwise noted in the table, the address for each person named in the table is c/o Health-Chem Corporation, 101 Sinking Springs Lane, Emigsville, PA 17318.

(2) The information concerning security holders is based upon information furnished to the Company by such security holder. Except as otherwise indicated, all of the shares are owned of record and beneficially and the persons identified have sole voting and dispositive power with respect thereto.

(3) Based upon 11,443,424 shares of common stock outstanding on March 30, 2007.

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

Director Independence.

      See the discussion of director independence included under "Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With
Section 16(A) Of The Exchange Act-Corporate Governance."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

----------------------------------------------------------------------------------------------------------------------------
Exhibit
No.          Description                                                       Location Reference
---          -----------                                                       ------------------
----------------------------------------------------------------------------------------------------------------------------
2            Plan of Reorganization and Asset Exchange Agreement  dated as     Previously filed as Exhibit 2 to
             of June 30, 1995, by and among the Registrant,  Herculite         Registration Statement on  Form S-1 (Reg.
             Products, Inc. and Transderm Laboratories Corporation.            No. 33-95080) for Transderm, as filed
                                                                               with the Commission on July 28, 1995.
----------------------------------------------------------------------------------------------------------------------------

3.1          Restated Certificate of Incorporation and amendments  of the      Previously filed as  Exhibit No. 3 to the
             Registrant.                                                       Registrant's Annual Report on Form 10-K
                                                                               for the year ended December 31, 1985.
----------------------------------------------------------------------------------------------------------------------------

3.2          Certificate of Amendment of the Restated Certificate of           Previously filed as Exhibit No. 3.2 to
             Incorporation of the Registrant dated May 8, 1987.                the Registrant's Annual Report on Form
                                                                               10-K for the year ended December 31, 1987.
----------------------------------------------------------------------------------------------------------------------------

3.3          By-Laws of the Registrant.                                        Previously filed as Exhibit 3.3 to the
                                                                               Registrant's Annual Report on Form 10-K
                                                                               for the year ended December 31, 1991.
----------------------------------------------------------------------------------------------------------------------------

4.1          Indenture between the Registrant and Bankers Trust Company        Previously filed as Exhibit No. 4.2 to
             dated as of April 15, 1981 relating to the Registrant's 10 3/8%   the Registrant's Registration Statement
             Convertible Subordinated Debentures due 1999.                     on Form S-7 (Reg. No. 2-71341) as filed
                                                                               with the Commission on April 15, 1981.
----------------------------------------------------------------------------------------------------------------------------

4.2          Form of 10?% Convertible Subordinated Debenture due April 15,     Previously filed as an exhibit  to the
             1999.                                                             Registrant's Registration Statement on
                                                                               Form S-7 (Reg. No. 2-71341) as filed with
                                                                               the Commission on April 15, 1981.
----------------------------------------------------------------------------------------------------------------------------

4.3          Common Stock Purchase Warrant for the purchase of up to 712,500   Previously filed as Exhibit 4.3 to the
             shares of common stock issued by the Registrant in favor of       Registrant's Annual Report on Form 10-KSB
             Lazar & Company IG LLC.                                           for the year ended December 31, 2004 as
                                                                               filed with the SEC on July 31, 2006 (the
                                                                               "HC 2004 10-KSB").
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
4.4          Common Stock Purchase Warrant for the purchase of up to 237,500   Previously filed as Exhibit 4.4 to the HC
             shares of common stock issued by the Registrant in favor of       2004 10-KSB.
             Hillel Zakai.
----------------------------------------------------------------------------------------------------------------------------

4.5          Common Stock Purchase Warrant for the purchase of up to 50,000    Previously filed as Exhibit 4.5 to the HC
             shares of common stock issued by the Registrant in favor of       2004 10-KSB.
             Adam Epner.
----------------------------------------------------------------------------------------------------------------------------

4.6          Registration Rights Agreement between the Registrant and Lazar    Previously filed as Exhibit 4.6 to the HC
             & Company IG LLC dated December 2003.                             2004 10-KSB.
----------------------------------------------------------------------------------------------------------------------------

10.1         The 1986 Stock Option Plan as approved by the Registrant's        Previously filed as Exhibit No. 10.7 to
             Stockholders on April 26, 1986 and as amended by the              the Registrant's Annual Report on Form
             Registrant's Board of Directors on December 30, 1987.             10-K for the year ended December 31, 1987.
----------------------------------------------------------------------------------------------------------------------------

10.2         Second Amendment to the 1986 Stock Option Plan as  approved by    Previously filed as Exhibit 10.4 to the
             the Registrant's Board of Directors on May 6,  1993.              Registrant's Annual Report on Form 10-K
                                                                               for the year ended December 31, 1993.
----------------------------------------------------------------------------------------------------------------------------

10.3         The 1995 Performance Equity Plan.                                 Previously filed as Exhibit A to the
                                                                               Registrant's definitive Proxy Statement
                                                                               dated March 1, 1995 in connection with
                                                                               the Registrant's 1995 Annual Meeting of
                                                                               Stockholders.
----------------------------------------------------------------------------------------------------------------------------

10.4         Asset Acquisition Agreement dated April 28, 1995 between Hercon   Previously filed as Exhibit 10.7 to
             Environmental Corporation and Hercon Laboratories Corporation.    Transderm Laboratories Corporation's
                                                                               Registration Statement on Form S-1  as
                                                                               filed with the Commission on July 28,
                                                                               1995.
----------------------------------------------------------------------------------------------------------------------------

10.5         Modification Agreement dated August 31, 1995 by and between The   Previously filed as Exhibit 10.6(b) to
             First National Bank of Maryland, the Registrant, Hercon           Amendment No. 1 to Transderm Laboratories
             Laboratories Corporation, Herculite Products, Inc., Pacific       Corporation's Registration Statement on
             Combining Corporation, Hercon Environmental Corporation and       Form S-1 filed with the Commission on
             Transderm Laboratories Corporation.                               September 6, 1995.
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
10.6         $7,000,000 principal amount Subordinated Promissory Note of       Previously filed as Exhibit 10.8 to
             Hercon Laboratories Corporation.                                  Amendment No. 1 to Transderm Laboratories
                                                                               Corporation's Registration Statement on
                                                                               Form S-1 filed with the Commission on
                                                                               September 6, 1995.
----------------------------------------------------------------------------------------------------------------------------

10.7         Corporate Services Agreement dated as of August 31, 1995          Previously filed as Exhibit 10.9 to
             between the Registrant and Transderm Laboratories Corporation.    Amendment No. 1 to Transderm Laboratories
                                                                               Corporation's Registration Statement on
                                                                               Form S-1 filed with the Commission on
                                                                               September 6, 1995 .
----------------------------------------------------------------------------------------------------------------------------

10.8         Tax Sharing Agreement dated as of August 31, 1995 between the     Previously filed as Exhibit 10.10 to
             Registrant and Transderm.                                         Amendment No. 1 to Transderm Laboratories
                                                                               Corporation's Registration Statement on
                                                                               Form S-1 filed with the Commission on
                                                                               September 6, 1995.
----------------------------------------------------------------------------------------------------------------------------

10.9         Second Modification Agreement dated as of October 11, 1995 by     Previously filed as Exhibit 10.5 to the
             and among the Registrant, Hercon Laboratories Corporation,        Registrant's Quarterly Report for the for
             Herculite Products, Inc., Pacific Combining Corporation, Hercon   the Quarter ended September 30, 1995
             Environmental Corporation and Transderm Laboratories
             Corporation.
----------------------------------------------------------------------------------------------------------------------------

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
             Corporation and The First National Bank of Maryland.
----------------------------------------------------------------------------------------------------------------------------

10.11        Revolving Credit, Term Loan and Security Agreement dated as of    Previously filed as Exhibit 1 to the
             January 9, 1997 by and among the Registrant, Hercon               Registrant's Current Report on Form 8-K
             Laboratories Corporation, Herculite Products, Inc., Pacific       dated January 22, 1997.
             Combining Corporation, Hercon Environmental Corporation,
             Transderm Laboratories Corporation and IBJ Schroder Bank &
             Trust Company.
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
10.12        First Amendment to Revolving Credit, Term Loan and Security       Previously filed as Exhibit 10.18(b) to
             Agreement dated as of January 21, 1998 by and among the           the Registrant's Form 10-K for the year
             Registrant, Hercon Laboratories Corporation, Herculite            ended December 31, 1997.
             Products, Inc., Pacific Combining Corporation, Hercon
             Environmental Corporation, Transderm Laboratories Corporation
             and IBJ Schroder Business Credit Corporation (as successor in interest to IBJ Schroder & Trust Company).
----------------------------------------------------------------------------------------------------------------------------

10.13        Second Amendment to Revolving Credit, Term Loan and  Security     Previously filed as Exhibit 6.(a) to the
             Agreement dated as of July 31, 1998 by and among the              Registrant's Form 10-Q for the quarter
             Registrant, Hercon Laboratories Corporation, Herculite Products   ended September 30, 1998.
             Inc., Pacific Combining Corporation,  Hercon Environmental
             Corporation, Transderm Laboratories Corporation and IBJ
             Schroder Business Credit Corporation.
----------------------------------------------------------------------------------------------------------------------------

10.14        Waiver and Third Amendment to Revolving Credit, Term  Loan and    Previously filed as Exhibit 10.18(d) to
             Security Agreement dated as of January 11, 1999 by and among      the Registrant's Form 10-K for the year
             the Registrant, Hercon Laboratories Corporation, Herculite        ended December 31, 1998.
             Products Inc., Pacific Combining Corporation,  Hercon
             Environmental Corporation, Transderm Laboratories Corporation
             and IBJ Whitehall Business Credit Corporation.
----------------------------------------------------------------------------------------------------------------------------

10.15        Consent and Fourth Amendment to Revolving Credit, Term Loan and   Previously filed as Exhibit 10.18(e) to
             Security Agreement dated as of March 24, 1999 by and among the    the Registrant's Form 10-K for the year
             Registrant, Hercon Laboratories Corporation, Herculite Products   ended December 31, 1998.
             Inc., Pacific Combining Corporation,  Hercon Environmental
             Corporation, Transderm Laboratories Corporation and IBJ
             Whitehall Business Credit Corporation.
----------------------------------------------------------------------------------------------------------------------------

10.16        Amendment and Forbearance Agreements to Revolving Credit, Term    Previously filed as Exhibit 10.18(f) to
             Loan and Security Agreement dated as of April 14, 1999, May 14,   the Registrant's Form 10-K for the year
             1999, June 21, 1999, July 15, 1999 and August 15, 1999 by and     ended December 31, 1998.
             between the Registrant, Hercon Laboratories Corporation,
             Herculite Products Inc., Pacific Combining Corporation,  Hercon
             Environmental Corporation, Transderm Laboratories Corporation
             and IBJ Whitehall Business Credit Corporation.
----------------------------------------------------------------------------------------------------------------------------

10.17        Asset Purchase Agreement dated as of July 20, 1999 by and among   Previously filed as Exhibit 2.1 to the
             Herculite Products Inc., Hercon Environmental Corporation and     Company's Current Report on Form 8-K
             Aberdeen Road Company.                                            dated September 2, 1999.
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
10.18        License Agreement dated March 13, 2000 between Hercon             Previously filed as Exhibit 10.18 to the
             Laboratories Corporation and Key Pharmaceuticals, Inc.            HC 2004 10-KSB.
----------------------------------------------------------------------------------------------------------------------------

10.19        Mortgage and Security Agreement dated May 23, 2000 between        Previously filed as Exhibit 10.19 to the
             Transderm Laboratories Corporation and Mercury Capital Corp.      HC 2004 10-KSB.
----------------------------------------------------------------------------------------------------------------------------

10.20        Mortgage Note dated May 23, 2000 made by Transderm Laboratories   Previously filed as Exhibit 10.20 to the
             Corporation in favor of Mercury Capital Corp.                     HC 2004 10-KSB.
----------------------------------------------------------------------------------------------------------------------------

10.21        Guaranty of Registrant in favor of Mercury Capital Corp. dated    Previously filed as Exhibit 10.21 to the
             May 23, 2000.                                                     HC 2004 10-KSB.
----------------------------------------------------------------------------------------------------------------------------

10.22        Assignment of Leases and Rents from Transderm Laboratories        Previously filed as Exhibit 10.22 to the
             Corporation to Mercury Capital Corp. dated May 23, 2000.          HC 2004 10-KSB.
----------------------------------------------------------------------------------------------------------------------------

10.23        Mortgage Modification Agreement dated June 30, 2000 between       Previously filed as Exhibit 10.23 to the
             Transderm Laboratories Corporation and Mercury Capital Corp.      HC 2004 10-KSB.
----------------------------------------------------------------------------------------------------------------------------

10.24        Mortgage Modification Agreement dated July 10, 2000 between       Previously filed as Exhibit 10.24 to the
             Transderm Laboratories Corporation and Mercury Capital Corp.      HC 2004 10-KSB.
----------------------------------------------------------------------------------------------------------------------------

10.25        Assignment of Leases and Rents from Transderm Laboratories        Previously filed as Exhibit 10.25 to the
             Corporation to Mercury Capital Corp. dated July 13, 2000.         HC 2004 10-KSB.
----------------------------------------------------------------------------------------------------------------------------

10.26        Guaranty of Registrant in favor of Mercury Capital Corp. dated    Previously filed as Exhibit 10.26 to the
             July 13, 2000.                                                    HC 2004 10-KSB.
----------------------------------------------------------------------------------------------------------------------------

10.27        Sales Representative Agreement dated July 25, 2000 between        Previously filed as Exhibit 10.27 to the
             Hercon Laboratories Corporation and Granard Pharmaceutical, LLP.  HC 2004 10-KSB.
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
10.28        Product Purchase Agreement dated February 28, 2001 between        Previously filed as Exhibit 10.28 to the
             Hercon Laboratories Corporation and Ranbaxy Pharmaceuticals       HC 2004 10-KSB.
             Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed
             separately with the Commission).
----------------------------------------------------------------------------------------------------------------------------

10.29        Development Assistance Agreement dated February 28, 2001          Previously filed as Exhibit 10.29 to the
             between Hercon Laboratories Corporation and Ranbaxy               HC 2004 10-KSB.
             Pharmaceuticals Inc. (portions of this Exhibit have been
             omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).
----------------------------------------------------------------------------------------------------------------------------

10.30        Finished Goods Supply Agreement dated February 28, 2001 between   Previously filed as Exhibit 10.30 to the
             Hercon Laboratories Corporation and Ranbaxy Pharmaceuticals       HC 2004 10-KSB.
             Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed
             separately with the Commission).
----------------------------------------------------------------------------------------------------------------------------

10.31        Amendment No. 1 to Sales Representative Agreement between         Previously filed as Exhibit 10.31 to the
             Hercon Laboratories Corporation and Granard Pharmaceutical, LLP   HC 2004 10-KSB.
             dated July 24, 2001.
----------------------------------------------------------------------------------------------------------------------------

10.32        Mortgage Note in the principal amount of $367,500 dated August    Previously filed as Exhibit 10.32 to the
             7, 2001 among Transderm Laboratories Corporation and certain      HC 2004 10-KSB.
             creditors, including affiliates of the Registrant and Transderm
             Laboratories Corporation.
----------------------------------------------------------------------------------------------------------------------------

10.33        Master Agreement dated as of February 15, 2002 among the          Previously filed as Exhibit 10.33 to the
             Registrant, Leon Services, LLC, Jack Aronowitz and MA Associates  HC 2004 10-KSB.
----------------------------------------------------------------------------------------------------------------------------

10.34        Agreement dated May 22, 2002 among Zackfoot Investments, LLC,     Previously filed as Exhibit 10.34 to the
             the holders of the Mortgage Note dated August 7, 2001 and         HC 2004 10-KSB.
             Transderm Laboratories Corporation.
----------------------------------------------------------------------------------------------------------------------------

10.35        Promissory Note in the principal amount of $164,692.50  dated     Previously filed as Exhibit 10.35 to the
             May 22, 2002 among Transderm Laboratories Corporation and         HC 2004 10-KSB.
             Zackfoot Investments, LLC and certain other lenders to
             Transderm Laboratories Corporation.
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
10.36        Mortgage Note in the principal amount of $150,000 dated June      Previously filed as Exhibit 10.36 to the
             22, 2002 made by Transderm Laboratories Corporation in favor of   HC 2004 10-KSB.
             Albert David.
----------------------------------------------------------------------------------------------------------------------------

10.37        Outline of Agreement between the Registrant and Jack Aronowitz,   Previously filed as Exhibit 10.37 to the
             Leon Services LLC and Health-Chem Diagnostics, LLC, effective     HC 2004 10-KSB.
             October 31, 2003
----------------------------------------------------------------------------------------------------------------------------

10.38        Development, Manufacturing and Supply Agreement dated June 10,    Previously filed as Exhibit 10.38 to the
             2004 between Hercon Laboratories Corporation and Ranbaxy          HC 2004 10-KSB.
             Pharmaceuticals Inc. (portions of this Exhibit have been
             omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).
----------------------------------------------------------------------------------------------------------------------------

10.39        Deed dated December 7, 2004 selling and transferring ownership    Previously filed as Exhibit 10.39 to the
             of the land and building owned by Transderm Laboratories          HC 2004 10-KSB.
             Corporation to York Realty Leasing LLC.
----------------------------------------------------------------------------------------------------------------------------

10.40        Warranty Bill of Sale dated December 7, 2004 selling and          Previously filed as Exhibit 10.40 to the
             transferring ownership of machinery and equipment owned by        HC 2004 10-KSB.
             Hercon Laboratories Corporation to York Realty Leasing LLC.
----------------------------------------------------------------------------------------------------------------------------

10.41        Commercial Lease Agreement dated December 7, 2004 by  and         Previously filed as Exhibit 10.41 to the
             between York Realty Leasing LLC and Transderm  Laboratories       HC 2004 10-KSB.
             Corporation.
----------------------------------------------------------------------------------------------------------------------------

10.42        Development, Manufacturing and Supply Agreement dated April 28,   Previously filed as Exhibit 10.42 to the
             2006 between Hercon and Cure Therapeutics, Inc. (portions of      HC 2004 10-KSB.
             this Exhibit have been omitted pursuant to a request for
             confidential treatment and have been filed separately with the
             Commission).
----------------------------------------------------------------------------------------------------------------------------

14           Code of Ethics.                                                   Previously filed as Exhibit 14 to the HC
                                                                               2004 10-KSB.
----------------------------------------------------------------------------------------------------------------------------

21           Subsidiaries of the Registrant.                                   Filed herewith.
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
31.1         Certification of Chief Executive Officer pursuant to Rule         Filed herewith.
             13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
----------------------------------------------------------------------------------------------------------------------------

31.2         Certification of Chief Financial Officer pursuant to Rule         Filed herewith.
             13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
----------------------------------------------------------------------------------------------------------------------------

32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C.    Filed herewith.
             Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.
----------------------------------------------------------------------------------------------------------------------------

32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C.    Filed herewith.
             Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.
----------------------------------------------------------------------------------------------------------------------------

(b) REPORTS ON FORM 8-K

During the quarter ended December 31, 2006 the Company did not file any reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Demetrius & Company, L.L.C. for professional services related to the audit of the Company's consolidated financial statements for the fiscal years ended December 31, 2005 and 2006 were $82,000.

Audit-Related Fees

There were no fees billed by Demetrius & Company, L.L.C. for audit-related services for the fiscal years ended December 31, 2005 or 2006.

Tax Fees

There were no fees billed by Demetrius & Company, L.L.C. for tax services during the fiscal years ended December 31, 2005 or 2006.

All Other Fees

There were no fees billed by Demetrius & Company, L.L.C. for any other professional services during the fiscal years ended December 31, 2005 or 2006.

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

                                        HEALTH-CHEM CORPORATION

--------------------------------------------------------------------------------
   Name and Capacity                            Date
   -----------------                            ----

--------------------------------------------------------------------------------

/s/ Andy E. Yurowitz                            April 17, 2007
--------------------
By: Andy E. Yurowitz
Chairman of the Board,
President and Chief Executive
Officer (Principal Executive Officer)

--------------------------------------------------------------------------------

/s/ Ronald J. Burghauser                        April 17, 2007
------------------------
By: Ronald J. Burghauser
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)
(Principal Accounting Officer)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
         Person                          Capacity                      Date
         ------                          --------                      ----
--------------------------------------------------------------------------------
/s/ Andy E. Yurowitz        Chairman of the Board, President      April 17, 2007
--------------------        and Chief Executive Officer
Andy E. Yurowitz            (Principal Executive Officer) and
                            Director

--------------------------------------------------------------------------------
/s/ Ronald J. Burghauser    Chief Financial Officer,              April 17, 2007
------------------------    Treasurer and Secretary
Ronald J. Burghauser        (Principal Financial Officer)
                            (Principal Accounting Officer)

--------------------------------------------------------------------------------
/s/ Andrew J. Levinson      Director                              April 17, 2007
----------------------
Andrew J. Levinson

--------------------------------------------------------------------------------
/s/ Manfred Mayerfeld       Director                              April 17, 2007
---------------------
Manfred Mayerfeld
--------------------------------------------------------------------------------

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements.

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheet - December 31, 2006                         F-3 & F-4

Consolidated Statements of Operations
  Years Ended December 31, 2006 and 2005                                     F-5

Consolidated Cash Flow Statements
  Years Ended December 31, 2006 and 2005                                     F-6

Consolidated Statements of Stockholders' Deficiency
  Years Ended December 31, 2006 and 2005                                     F-7

Notes to Consolidated Financial Statements                           F-8 to F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Health-Chem Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Health-Chem Corporation and Subsidiaries ("Health-Chem" or the "Company") as of December 31, 2006 and the related consolidated statements of operations, cash flows, and stockholders' deficiency for each of the years in the two year period ended December 31, 2006. These financial statements are the responsibility of Health-Chem's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health-Chem Corporation and Subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ DEMETRIUS & COMPANY, L.L.C.
Wayne, New Jersey
April 16, 2007

                             HEALTH-CHEM CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006
                      (In thousands, except share amounts)

                                     ASSETS

CURRENT ASSETS
   Cash                                                                   $1,146
   Accounts receivable                                                     1,885
   Inventories                                                               937
   Other current assets                                                       95
                                                                          ------
     Total Current Assets                                                  4,063
                                                                          ------

PROPERTY, PLANT and EQUIPMENT, net                                         1,528

MORTGAGE ESCROW DEPOSIT                                                      201

OTHER NON-CURRENT ASSETS                                                       1
                                                                          ------

TOTAL ASSETS                                                              $5,793
                                                                          ======

Consolidated Balance Sheet is continued on the next page.

See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION
                      CONSOLIDATED BALANCE SHEET, CONTINUED
                                DECEMBER 31, 2006
                      (In thousands, except share amounts)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                                                    $    197
   Royalties payable                                                      7,321
   Current portion of 10.375% convertible subordinated
    debentures                                                            6,100
   Accrued interest on convertible subordinated
    debentures                                                            5,363
   Other liabilities                                                      1,207
   Current portion of long-term debt                                         40
                                                                       --------
     Total Current Liabilities                                           20,228
                                                                       --------

LONG-TERM LIABILITIES
   Mortgage payable                                                       1,318
   Payable to affiliate                                                     666
   Note payable                                                             167
                                                                       --------
     Total Long-Term Liabilities                                          2,151
                                                                       --------

COMMITMENTS

MINORITY INTEREST                                                             3

STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $.01 per share;
     1,000,000 shares authorized, none issued                                 0
   Convertible special stock, nonvoting, par value
     $.01 per share; 750,000 shares authorized;
     738,667 shares issued, all of which are
     held in treasury                                                         7
   Common stock, par value $.01 per share;
     50,000,000 shares authorized; 17,934,056
     shares issued; 11,443,424 shares outstanding;
     6,490,632 shares held in treasury                                      179
   Additional paid-in capital                                            18,917
   Accumulated deficit                                                  (28,058)
                                                                       --------
     Subtotal                                                            (8,955)
   Less treasury stock, at cost                                          (7,634)
                                                                       --------
     Total Stockholders' Deficiency                                     (16,589)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $  5,793
                                                                       ========

See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                             Years Ended
                                                             December 31,
                                                           2006            2005
                                                       --------        --------
REVENUE:
  Net sales                                            $  5,940        $  7,586
                                                       --------        --------
  Cost of goods sold - royalties                          1,213           1,586
  Cost of goods sold - other                              4,144           4,861
                                                       --------        --------
    Total cost of goods sold                              5,357           6,447
                                                       --------        --------
  Gross profit                                              583           1,139
                                                       --------        --------

OPERATING EXPENSES:
  Selling, general and administrative                     1,931           2,633
  Research and development                                  491             438
  Interest, net                                             805             908
                                                       --------        --------
    Total operating expenses                              3,227           3,979
                                                       --------        --------

LOSS FROM OPERATIONS                                     (2,644)         (2,840)
  Product development income                                509             349
  Other income (expense) - net                              492               0
                                                       --------        --------

LOSS FROM OPERATIONS BEFORE
 TAXES AND MINORITY INTEREST                             (1,643)         (2,491)
  Minority interest                                           0              11
  Income tax expense                                         13               0
                                                       --------        --------

NET LOSS                                               $ (1,656)       $ (2,480)
                                                       ========        ========

Loss per common share (basic & diluted):

NET LOSS PER SHARE                                     $   (.14)       $   (.22)
                                                       ========        ========

Average number of common shares
 outstanding: (in thousands)
  Basic                                                  11,443          11,443
  Diluted                                                11,443          11,443

See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION
                        CONSOLIDATED CASH FLOW STATEMENTS
                                 (In thousands)

                                                               Years Ended
                                                               December 31,
                                                              2006         2005
                                                           -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(1,656)     $(2,480)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                                316          316
  Minority interest                                              0          (11)
  Stock based compensation                                       2            0
Changes in:
  Accounts receivable                                        1,023           77
  Due from financing agency                                      0          110
  Inventories                                                  231          134
  Other current assets                                          37           (7)
  Mortgage escrow deposit                                       (1)        (200)
  Other non-current assets                                       0           45
  Accounts payable                                            (311)        (903)
  Royalties payable                                          1,213        1,586
  Accrued interest on convertible debentures                   633          633
  Other liabilities                                           (937)         487
  State income taxes payable                                   (75)           0
                                                           -------      -------
Net cash provided by (used for) operating
 activities                                                    475         (213)
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                    (126)         (87)
                                                           -------      -------
Net cash used for investing activities                        (126)         (87)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                          0        1,400
Long-term debt payments                                        (42)      (1,200)
Minority interest contributions                                  0           11
                                                           -------      -------
Net cash (used for) provided by financing
 activities                                                    (42)         211
                                                           -------      -------

NET INCREASE (DECREASE) IN CASH                                307          (89)
Cash at beginning of year                                      839          928
                                                           -------      -------
Cash at end of year                                        $ 1,146      $   839
                                                           =======      =======

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                 $   192      $   251
  Income taxes                                                  88            0

Supplemental Disclosures of Non-Cash Financing
 Activities:
  Conversion of members' capital to long-term debt         $     0      $   130

See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2006 AND 2005
                                 (In thousands)

                                Conver-                     Addi-
                                tible                       tional        (Accumu-
                                Special       Common        Paid-In       lated          Treasury
                                Stock         Stock         Capital       Deficit)       Stock          Total
                                --------      --------      --------      --------       --------       --------
Balance, January 1, 2005        $      7      $    179      $ 18,915      $(23,922)      $ (7,634)      $(12,455)

Net loss                                                                    (2,480)                       (2,480)
                                --------      --------      --------      --------       --------       --------

Balance, December 31, 2005             7           179        18,915       (26,402)        (7,634)       (14,935)

Net loss                                                                    (1,656)                       (1,656)

Stock options                                                      2                                           2
                                --------      --------      --------      --------       --------       --------

Balance, December 31, 2006      $      7      $    179      $ 18,917      $(28,058)      $ (7,634)      $(16,589)
                                ========      ========      ========      ========       ========       ========

See Notes to Consolidated Financial Statements.

                             HEALTH-CHEM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Periodically, the Company has cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company mitigates this risk by depositing its cash in high quality financial institutions. To reduce credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition but does not generally require collateral. Approximately 62% of the December 31, 2006 accounts receivable balance represents amounts due from two customers.

The percentage of sales to each major customer who was responsible for 10% or more of the total revenues is as follows:

                                                         Years Ended
                                                        December 31,
                                                     2006          2005
                                                     ----          ----
Customer A ............................               23%           13%
Customer B ............................               20%           42%

At December 31, 2006, accounts receivable of approximately $1,178,000 was from such customers.

d. Revenue Recognition and Accounts Receivable

The Company recognizes revenue for product sales upon shipment when title and risk of loss pass to its customers and when provisions for estimates, including trade discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the years ended December 31, 2006 and 2005.

The Company has historically provided financial terms to customers in accordance with what management views as industry norms. Financial terms, for credit-approved customers, are generally on a net 30-61 day basis, though most customers are entitled to a prompt payment discount. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering factors such as economic conditions and each customer's payment history and creditworthiness. If the financial condition of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management's expectations, we might have to increase our allowance for doubtful accounts, modify their financial terms and/or pursue alternative collection methods. When accounts receivable are considered uncollectible, they are charged against the allowance. Quarterly, the Company reviews its accounts receivable for potential uncollectible accounts. At December 31, 2006, the allowance was a nominal amount and is considered adequate.

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

g. Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges in 2006 and 2005.

h. Accounts Receivable Financing

In January 2001, the Company entered into an agreement to sell certain of its accounts receivable with full recourse to a factor, Bay View Funding. The Company terminated its agreement with Bay View Funding in April 2005 because management believed that the Company no longer needed the services of a factor. The Company did not sell any accounts receivable to Bay View Funding during 2005. Expenses incurred under this factoring program totaling $43,000 for 2005 are included on the selling, general and administrative expense line in the Consolidated Statements of Operations.

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

A reconciliation of the basic and diluted earnings per common share computations for income for continuing operations for the years ended December 31, 2006 and 2005 is presented below (in thousands, except per share amounts):

                                              2006                                           2005
                             ---------------------------------------        ---------------------------------------
                                                                Per                                            Per
                                Income         Shares          Share          Income          Shares          Share
                             (Numerator)    (Denominator)     Amount        (Numerator)    (Denominator)     Amount
                             -----------    -------------     ------        -----------    -------------     ------
Net loss                       $(1,656)                                       $(2,480)
                               -------                                        -------

Basic Earnings Per
Common Share
 Net loss applicable to
 common stockholders            (1,656)         11,443        $  (.14)         (2,480)         11,443        $  (.22)
                                                              =======                                        =======

Effect of Dilutive
Securities
 Stock options                       0               0                              0               0
                               -------         -------                        -------         -------

Diluted Earnings Per
Common Share
 Net loss applicable to
 common stockholders           $(1,656)         11,443        $  (.14)        $(2,480)         11,443        $  (.22)
                               =======         =======        =======         =======         =======        =======

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

                                                                Years Ended
                                                                December 31,
                                                               2006        2005
                                                            -------     -------

Net loss, as reported:                                      $(1,656)    $(2,480)
Add: Stock-based compensation expense recognized
  under the intrinsic value method                                0           0
Deduct: Stock-based compensation expense
  determined under fair value based method                       (2)          0
                                                            -------     -------
Pro forma net loss                                          $(1,658)    $(2,480)
                                                            =======     =======

Net loss per share:
  Basic - as reported                                       $  (.14)    $  (.22)
                                                            =======     =======
  Basic - pro forma                                         $  (.14)    $  (.22)
                                                            =======     =======
  Diluted - as reported                                     $  (.14)    $  (.22)
                                                            =======     =======
  Diluted - pro forma                                       $  (.14)    $  (.22)
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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies are no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Instead, companies are required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. The Company adopted this Statement on January 1, 2006. Adoption of this Statement did not have a material effect on the Company's Consolidated Financial Statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), effective for the Company beginning on January 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on disclosure and other matters. Currently, the Company does not expect this guidance to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for the Company beginning on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The Company is currently assessing the impact of this guidance on its financial statements.

o. Reclassifications

The Company reclassified certain prior period financial statement balances to conform to current presentations.

3. Going Concern

As of December 31, 2006, the Company had aggregate debts and liabilities of $22,379,000 and had a working capital deficiency of $16,165,000. These debts and liabilities include $11,463,000 due under outstanding debentures which became due in 1999 and under which the Company is currently in default. Also included in these debts and liabilities is $7,321,000 of royalties due under a license agreement with Key Pharmaceuticals, Inc. ("Key") which allows the Company to utilize certain technology incorporated into our current transdermal patch which has been accumulating since 2000. The Consolidated Statement of Operations for the year ended December 31, 2006 includes $633,000 of debenture interest expense and $1,213,000 of Key royalty expense. The Company has been able to continue to operate by not having paid these creditors. The Company has been paying its debts and liabilities not related to the debentures or the license on a current basis from cash flow generated from operations. The Company does not have cash on hand to repay the amount due under the debentures or the royalty payment owed under the license agreement. The Company's financial condition has prevented it from securing financing or obtaining loans from which it could repay all or a portion of the amounts due.

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

4. Inventories (In thousands)

                                                      December 31,
                                                      2006      2005
                                                    ------    ------
            Raw materials                           $  434    $  630
            Finished goods and work in process         503       538
                                                    ------    ------
                                                    $  937    $1,168
                                                    ======    ======

5. Property, Plant and Equipment

In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC, an affiliated company, for a sale price of $1.9 million. Concurrent with the sale, the Company entered into a 15-year net lease with York Realty Leasing LLC for the property expiring in December 2019, which can be extended by the Company for an additional five years. The agreement provides for a Company repurchase option at a price of $1,995,000. The base annual lease cost during the initial 15 year term is $212,400, and the base lease expense for the remaining term of the lease is as follows: 2007 - $212,400; 2008 - $212,400; 2009 - $212,400; 2010 -
$212,400;  2011 - $212,400;  and 2012 and  thereafter - $1,699,200.  In December
2002, the Company received an appraisal for the real property, including the structures and appurtenances, which appraised the market value of the property at $1,850,000. The proceeds from the sale were used to satisfy a $1.6 million first mortgage associated with the property and to substantially pay off a $367,500 second mortgage, a portion of which was held by related parties. Andy Yurowitz, the Company's Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company's consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC. In December 2005, York Realty Leasing LLC obtained a $1.4 million mortgage on this property with a financial institution.

The Company's property, plant and equipment balances at December 31, 2006 are as follows (in thousands):

      Land                                                         $   120
      Buildings                                                      2,734
      Equipment and leasehold improvements                           8,698
      Construction-in-progress                                          92
                                                                   -------
        Total Property, Plant and Equipment                         11,644
      Less accumulated depreciation and amortization                10,116
                                                                   -------
        Net Property, Plant and Equipment                          $ 1,528
                                                                   =======

Depreciation expense for the years ended December 31, 2006 and 2005 was $316,000 and $316,000, respectively.

6. Other Liabilities

The Company's other liabilities balances at December 31, 2006 are as follows (in thousands):

      Accrued chargebacks                                           $  608
      Accrued rebates & allowances                                     194
      Allowance for returns                                            100
      Accrued audit fees                                               171
      Accrued interest on other related party debt                      59
      Accrued interest on other debt                                     9
      Other                                                             66
                                                                    ------
                                                                    $1,207
                                                                    ======

7. Long-Term Debt

The Company's long-term debt balances at December 31, 2006 are as follows (in thousands):

      10.375% convertible subordinated debentures,
        due April 15, 1999                                          $6,100
      Less debentures purchased to meet sinking fund
        requirements                                                     0
                                                                    ------
      Subtotal 10.375% convertible subordinated debentures           6,100
      Less current portion                                           6,100
                                                                    ------
      Total 10.375% convertible subordinated debentures             $    0
                                                                    ======

      Mortgage payable                                              $1,358
      Payable to York Realty Leasing LLC members - affiliate           666
      Note payable                                                     167
                                                                    ------
      Subtotal other long-term debt                                  2,191
      Less current portion                                              40
                                                                    ------
      Total Long-Term Debt                                          $2,151
                                                                    ======

Interest on the debentures is payable semi-annually. The debentures were subject to redemption through a sinking fund whereby the Company was required to redeem at face value $1.5 million of the debentures each April 15, from 1991 through 1998. The balance of $8 million was due on April 15, 1999. The debentures were convertible into shares of the Company's common stock at $19.52 per share through April 15, 1999 and were redeemable in whole or in part at par. In April 1999, the Company defaulted on its obligations to repay the remaining $8 million in principal as well as the accrued interest due on the debentures at maturity. The Company made a $1.9 million partial repayment of its debt obligations in respect of the debentures out of the proceeds of the sale of the assets of Herculite Products, Inc. and Hercon Environmental Corporation, two subsidiaries of the Company, in August 1999. No additional principal or interest payments with respect to the debentures have been made since April 1999. As of December 31, 2006, the Company had accrued interest on the debentures of $5,363,000.

The terms of the indenture relating to the debentures restrict the Company's ability to pay cash dividends and/or repurchase its capital stock pursuant to a formula based upon the consolidated net income of the Company and other factors. Under the formula, at December 31, 2006, no amount was available for the payment of dividends and/or the repurchase of capital stock.

In the spring of 2000, the Company obtained a $1.6 million loan from Mercury Capital Corporation at 15% interest per annum secured by a mortgage on the Company's Pennsylvania facility. In December 2003, Mercury Capital Corporation assigned this mortgage to William Robbins. In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC for a sale price of $1.9 million. The proceeds from the sale were used to satisfy the $1.6 million first mortgage noted above and to substantially pay off a $367,500 second mortgage. The Company entered into the sale/leaseback arrangement with York Realty Leasing LLC because it was unable to negotiate a like transaction with an unaffiliated party. In December 2005, York Realty Leasing LLC obtained a $1.4 million mortgage from Fulton Bank. Proceeds from the mortgage were used to pay down the $1.2 million of member loans from William Robbins. Andy Yurowitz, the Company's Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. William Robbins is also a 50% owner of York Realty Leasing LLC. In addition to capital contributions that Messrs. Yurowitz and Robbins made to York Realty Leasing LLC, as of December 31, 2006 each had loans outstanding to York Realty Leasing LLC totaling $201,000 and $465,000, respectively. York Realty Leasing LLC has classified these two member loans of $666,000 as long-term and is accruing interest of 15% per annum on both loans. The members of York Realty Leasing LLC have provided the Company with documentation indicating that these loans will not have to be repaid until January 15, 2008. As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company's consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC, including the $666,000 member loans.

The York Realty Leasing LLC mortgage with Fulton Bank has payment terms of eighty three (83) consecutive monthly installments of principal and interest of $13,065 commencing January 1, 2006, with one final payment of all unpaid principal and interest payable on December 1, 2012. The interest rate associated with this mortgage is one-half (1/2) percent over Fulton Bank's prime rate. The average interest rate charged during 2006 was 8.36%. The mortgage is collateralized by the building owned by York Realty Leasing LLC. As of December 31, 2006, the approximate aggregate annual maturities of long-term debt for the next five years, which consists solely of the York Realty Leasing LLC mortgage, were: 2007 - $40,000; 2008 - $43,000; 2009 - $47,000; 2010 - $51,000 and 2011 -
$56,000. Terms of the mortgage require York Realty Leasing LLC to maintain an escrow account at Fulton Bank. The balance in this account at December 31, 2006 was $201,000. Additionally, Fulton Bank does not have recourse to the Company in the event of a default on this mortgage.

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

8. Employee Benefit Plan

All permanent, full-time non-union employees of the Company are eligible to participate in Health-Chem's 401(k) Plan (the "Plan") following six months of employment. The Plan allows eligible employees to defer up to 20% of their income on a pre-tax basis through contributions to the Plan. The Company may contribute for each participant a matching contribution equal to a percentage of the elective contributions made by the participants. The decision to make matching contributions and the amount of such contributions will be made each year by the Company. These Company matching contributions were $15,000 and $14,000 in 2006 and 2005, respectively.

9. Commitments & Contingencies

In December 2004, the Company entered into a lease for office space in Suffern, New York for a one year period commencing January 1, 2005, and renewed the lease for additional one year periods commencing January 1, 2006 and January 1, 2007. The annual rental was $7,200 and $7,416, inclusive of utilities, for 2005 and 2006, respectively, and will be $7,691 for 2007.

Approximately thirty percent of the Company's employees are covered by a collective bargaining agreement with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO ("R.W.D.S.U."). The R.W.D.S.U. agreement is for a three year period ending December 10, 2007. The contract is subject to annual renewal thereafter and acknowledges that the R.W.D.S.U. is the exclusive bargaining agent for the Company's regular production employees, excluding all other employees including but not limited to supervisors, foremen, clerical employees, time-keepers, watchmen, guards, maintenance personnel and part-time employees.

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

11. Stockholders' Equity

A summary of the shares of common and treasury stock at December 31, 2006 is as follows:

                                                     Treasury Stock
                                               ----------------------------
                                 Common         Convertible        Common
                                 Stock         Special Stock        Stock
                               ----------      -------------      ---------

                               11,443,424         738,667         6,490,632

a. Convertible special stock

The convertible special stock has the same rights as common stock except that it is nonvoting. Each share is convertible into 1 1/3 shares of the Company's common stock. The conversion rate is subject to change under certain circumstances. No shares of convertible special stock are outstanding.

b. Reserved shares (as of December 31, 2006)

                                                                 Number of
              Purpose of Reservation                              Shares
              ----------------------                             ---------

      Conversion of convertible special stock                      984,889
      Stock option plans                                         2,985,500
                                                                 ---------
      Total reserved shares                                      3,970,389
                                                                 =========

12. Stock Options

Options granted under the Company's various stock option plans are exercisable for up to five years from the grant date. A summary of the status of the Company's plans as of December 31, 2006 and 2005 and changes during the years ended on those dates is presented below:

                                                 2006                             2005
                                       --------------------------      ---------------------------
                                                        Weighted                         Weighted
                                                         Average                          Average
                                                        Exercise                         Exercise
                                        Shares           Price           Shares           Price
                                       ---------       ----------      ----------       ----------
Outstanding at beginning of year       3,395,500       $      .18       4,086,587       $      .18
Granted                                   40,000       $      .08               0
Exercised                                      0                                0
Forfeited                               (450,000)      $      .13        (691,087)      $      .50
                                       ---------                       ----------

Outstanding at end of year             2,985,500       $      .11       3,395,500       $      .11
                                       =========                       ==========

Options exercisable at year-end        2,985,500                        3,395,500
                                       =========                       ==========

Weighted-average fair value of
 options granted during the year                       $      .06                       $      .00
                                                       ==========                       ==========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006; no dividend yield; expected volatility of 134.97%; risk-free interest rate of 4.76%; and expected lives of three years for the 2006 option grants. The Company recognized stock compensation expense of $2,357 in 2006, as the exercise price of the stock options equal the market value of the Company's stock on the date of the grants.

The following table summarizes information about the Plan's stock options outstanding at December 31, 2006:

                     Options Outstanding              Options Exercisable
            -------------------------------------   -----------------------

                           Weighted-
                            Average     Weighted-                 Weighted-
 Range of      Number      Remaining     Average      Number       Average
 Exercise   Outstanding   Contractual   Exercise    Exercisable   Exercise
  Prices    at 12/31/05      Life         Price     at 12/31/05     Price
----------  -----------   -----------   ---------   -----------   ---------

$.06-$.085       40,000    4.38 years      $.08          40,000      $.08
$.10-$.125    2,945,500    0.39 years      $.11       2,945,500      $.11
              ---------    ----------      ----       ---------      ------
$.06-$.125    2,985,500    0.44 years      $.11       2,985,500      $.11
              =========    ==========      ====       =========      ====

13. Taxes on Income (In thousands)

                                                                  Years Ended
                                                                  December 31,
                                                               2006         2005
                                                               ----         ----
Taxes on income include provision (benefit) for:
  Federal income taxes                                         $  0         $  0
  State and local income taxes                                   13            0
                                                               ----         ----
   Total                                                       $ 13         $  0
                                                               ====         ====

Taxes on income are comprised of:
  Current                                                      $ 13         $  0
  Deferred                                                        0            0
                                                               ----         ----
   Total                                                       $ 13         $  0
                                                               ====         ====

A reconciliation of taxes on income to the federal statutory rate is as follows:

                                                             Years Ended
                                                             December 31,
                                                          2006            2005
                                                        -------         -------

Tax benefit at statutory rate                           $  (784)        $  (607)
Increase (decrease) resulting from:
 Net operating and other tax loss
   carryforwards that expired                             1,175           3,734
 State and local taxes, net of federal
   tax benefit                                             (243)           (179)
 Other                                                       30             167
 Change in valuation allowance                             (165)         (3,115)
                                                        -------         -------
Tax provision (benefit)                                 $    13         $     0
                                                        =======         =======

At December 31, 2006, the deferred tax assets and liabilities result from the following temporary differences and carryforwards:

Deferred tax assets:
  Net operating and other tax loss
   carryforwards                                                       $  8,790
  Accumulated depreciation                                                    0
                                                                       --------
     Total deferred tax assets                                            8,790
                                                                       --------

Deferred tax liabilities:
  Accelerated depreciation                                                    0
                                                                       --------
     Total deferred tax liabilities                                           0
                                                                       --------
Net deferred tax asset before valuation
 allowance                                                                8,790
Valuation Allowance                                                      (8,790)
                                                                       --------

Net deferred tax asset                                                 $      0
                                                                       ========

At December 31, 2006, the Company had approximately $22 million of net operating loss carryforwards for federal income tax purposes which expire in various years through 2027 and tax credit carryforwards that expire in various years through 2027. The Company also had net operating loss carryforwards in various states in which the Company and its subsidiaries operate which are available to absorb allocated portions of future taxable income for state tax purposes. The state operating loss carryforwards expire in various years through 2027. At December 31, 2006, valuation allowance relating to tax loss carryforwards was $8,790,000.

14. Interest, Net (In thousands)

                                                             Years Ended
                                                             December 31,
                                                           2006       2005
                                                           ----       ----

      Interest expense:
        Convertible subordinated debentures                $633       $633
        York Realty Leasing LLC mortgage                    115          0
        York Realty Leasing LLC members                     100        267
        Other                                                 4          8
                                                           ----       ----
          Total interest expense                            852        908
      Interest income                                        47          0
                                                           ----       ----
          Interest, net                                    $805       $908
                                                           ====       ====

15. Related Party Transactions

The consolidated financial statements include the following items applicable to related parties at December 31, 2006 (in thousands):

      Balance Sheet:

      Property, plant and equipment, net                            $1,101

      10.375% convertible subordinated debentures
        held by directors and executive officers                       159

      Payable to York Realty Leasing LLC members
        (See Note 7)                                                   666

      Accrued interest on other related party debt                      59

                                                             Years Ended
                                                            December 31,
      Income Statements:                                   2006       2005
                                                           ----       ----

      Interest expense (See Note 14):
        York Realty Leasing LLC members                    $100       $267

Accrued interest on other related party debt

In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC for a sale price of $1.9 million. The Company entered into the sale/leaseback arrangement with York Realty Leasing LLC because it was unable to negotiate a like transaction with an unaffiliated party. Andy Yurowitz, the Company's Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. William Robbins is also a 50% owner of York Realty Leasing LLC. In addition to capital contributions that Messrs. Yurowitz and Robbins made to York Realty Leasing LLC, as of December 31, 2006 each had loans outstanding to York Realty Leasing LLC totaling $201,000 and $465,000, respectively. York Realty Leasing LLC has classified these two member loans of $666,000 as long-term and is accruing interest of 15% per annum on both loans. At December 31, 2006, the York Realty Leasing LLC members were owed interest of $59,000 with respect to these loans.

16. Minority Interest

A former president of Hercon Laboratories Corporation maintains a 1.5% interest in Hercon Laboratories Corporation and Hercon Environmental Corporation. Equity in Hercon Environmental Corporation has generated a $3,000 minority interest.

As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company's consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC. Andy Yurowitz and William Robbins are each 50% owners of York Realty Leasing LLC. As of December 31, 2006 and 2005, each had contributed $5,500 in capital to York Realty Leasing LLC. In 2005, York Realty Leasing LLC sustained a loss of $147,000 of which $11,000 was allocated to the stockholders of the LLC. This eliminated their cash investment as of December 31, 2005.

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

18. Quarterly Results of Operations (Unaudited)

                                     First      Second       Third      Fourth
                                    Quarter     Quarter     Quarter     Quarter
                                    -------     -------     -------     -------
                                       (in thousands, except per share data)

2006
Net sales                           $ 1,619     $ 1,300     $ 1,792     $ 1,229

Net loss applicable
 to common stockholders             $  (216)    $  (271)    $  (144)    $(1,025)

Net loss per
 common share                       $ (.019)    $ (.024)    $ (.013)    $ (.090)

Diluted net loss per
 common share                       $ (.019)    $ (.024)    $ (.013)    $ (.090)

2005
Net sales                           $ 1,474     $ 2,224     $ 1,893     $ 1,995

Net loss applicable
 to common stockholders             $  (140)    $  (318)    $  (377)    $(1,645)

Net loss per
 common share                       $ (.012)    $ (.028)    $ (.033)    $ (.144)

Diluted net loss per
 common share                       $ (.012)    $ (.028)    $ (.033)    $ (.144)

The above financial data may not total to the results indicated on the Company's financial statements.