Form 10QSB
period 2007-03-31
HEALTH CHEM CORP
filed 2007-07-05
CIK 46428

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-49884

HEALTH-CHEM CORPORATION
(Exact name of small business issuer
as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2682801 (I.R.S. Employer Identification No.)

101 Sinking Springs Lane, Emigsville, PA 17318
(Address of principal executive offices)

(717) 764-1191
(Issuer's telephone number)

__________________________________________
(Former name, former address and former
fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 29, 2007, there were 13,587,916 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Consolidated Financial Statements.

PAGE

Consolidated Balance Sheet - March 31, 2007 (Unaudited)	F-2 & F-3

Consolidated Statements of Operations
Three Months Ended March 31, 2007 (Unaudited) and
March 31, 2006 (Unaudited)	F-4

Consolidated Cash Flow Statements
Three Months Ended March 31, 2007 (Unaudited) and
March 31, 2006 (Unaudited)	F-5

Notes to Consolidated Financial Statements (Unaudited)	F-6 to F-12

HEALTH-CHEM CORPORATION
CONSOLIDATED BALANCE SHEET (Unaudited)
MARCH 31, 2007
(In thousands, except per share amounts)

ASSETS

CURRENT ASSETS
Cash	$1,953
Accounts receivable	781
Inventories	826
Other current assets	65
Total Current Assets	3,625

PROPERTY, PLANT and EQUIPMENT, net	1,448

MORTGAGE ESCROW DEPOSIT	203

OTHER NON-CURRENT ASSETS	1

TOTAL ASSETS	$5,277

Consolidated Balance Sheet (Unaudited) is continued on the next page.

See Notes to Consolidated Financial Statements.

HEALTH-CHEM CORPORATION
CONSOLIDATED BALANCE SHEET (Unaudited), CONTINUED
MARCH 31, 2007
(In thousands, except per share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$229
Royalties payable	7,584
Convertible subordinated debentures	6,100
Accrued interest on convertible subordinated debentures	5,521
Other liabilities	768
Current portion of long-term debt	40
Total Current Liabilities	20,242

LONG-TERM LIABILITIES
Mortgage payable	1,309
Payable to affiliate	666
Note payable	167
Total Long-Term Liabilities	2,142

COMMITMENTS

MINORITY INTEREST	3

STOCKHOLDERS’ DEFICIENCY
Preferred stock, par value $.01 per share;
1,000,000 shares authorized, none issued	0
Convertible special stock, nonvoting, par value
$.01 per share; 750,000 shares authorized;
738,667 shares issued, all of which are
held in treasury	7
Common stock, par value $.01 per share;
50,000,000 shares authorized; 17,934,056
shares issued; 11,443,424 shares outstanding;
6,490,632 shares held in treasury	179
Additional paid-in capital	18,918
Accumulated deficit	<28,580	>
Subtotal	<9,476	>
Less treasury stock, at cost	<7,634	>
Total Stockholders’ Deficiency	<17,110	>

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,277

See Notes to Consolidated Financial Statements.

HEALTH-CHEM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007			2006
REVENUE:
Net sales		$1,149			$1,619
Cost of goods sold - royalties		263			298
Cost of goods sold - other		931			914
Total cost of goods sold		1,194			1,212
Gross <loss> profit		<45	>		407

OPERATING EXPENSES:
Selling, general and administrative		456			429
Research and development		118			120
Interest, net		197			208
Total operating expenses		771			757

LOSS FROM OPERATIONS		<816	>		<350	>
Product development income		268			5
Other income <expense> - net		26			0

LOSS FROM OPERATIONS BEFORE
TAXES AND MINORITY INTEREST		<522	>		<345	>
Minority interest		0			0
Income tax expense		0			0

NET LOSS	$	<522	>	$	<345	>

NET LOSS PER COMMON SHARE (BASIC & DILUTED)	$	<.05	>	$	<.03	>

Average number of common shares
outstanding: (in thousands)
Basic		11,443			11,443
Diluted		11,443			11,443

See Notes to Consolidated Financial Statements.

HEALTH-CHEM CORPORATION
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007			2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	<522	>	$	<345	>
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization		80			78
Stock based compensation		1			0
Changes in:
Accounts receivable		1,104			1,913
Inventories		111			<32	>
Other current assets		30			61
Mortgage escrow deposit		<2	>		<2	>
Accounts payable		32			<286	>
Royalties payable		263			298
Accrued interest on convertible debentures		158			158
Other liabilities		<439	>		<804	>
Net cash provided by operating activities		816			1,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment		0			<32	>
Net cash used for investing activities		0			<32	>

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt payments		<9	>		<14	>
Net cash used for financing activities		<9	>		<14	>

NET INCREASE IN CASH		807			993
Cash at beginning of period		1,146			839
Cash at end of period		$1,953			$1,832

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest		$47			$26

See Notes to Consolidated Financial Statements.

HEALTH-CHEM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

Health-Chem Corporation (“Health-Chem”) and its direct and indirect subsidiaries (collectively the “Company”) are engaged in the development, manufacture and marketing of transdermal drug delivery systems. Health-Chem conducts a majority of its business through its 90%-owned subsidiary, Transderm Laboratories Corporation (“Transderm”), which conducts its business primarily through Hercon Laboratories Corporation (“Hercon”), Transderm’s 98.5% owned subsidiary.

As of March 31, 2007, the Company’s sole product and continuing source of revenues was a transdermal nitroglycerin patch used for transdermal relief of the vascular and cardiovascular symptoms related to angina pectoris which it has manufactured and sold pursuant to the terms of a license agreement between Key Pharmaceuticals, Inc. (“Key”) and Hercon entered into in March 2000 (the “Key License”). Subsequent to the close of the period covered by this report, the Key License will expire on August 16, 2007, as more fully described in Notes 4 and 8, Going Concern and Subsequent Events, respectively.

Since 1986, the Company has manufactured a transdermal nitroglycerin patch which was the first such product introduced for the generic market in the United States. This product is used for transdermal relief of vascular and cardiovascular symptoms related to angina pectoris. The Company sells the transdermal nitroglycerin patch to distributors and wholesalers who distribute it in the United States. In addition to its transdermal nitroglycerin products, the Company is developing other transdermal products for client companies and will be the contract manufacturer of these products if United States Food and Drug Administration (“FDA”) approval is obtained. The Company is also conducting a number of feasibility studies on drugs to be developed independently or for client companies and pursuing additional contract manufacturing opportunities. There can be no assurance that FDA filings for additional products will be submitted or that FDA approval for any additional products will be obtained.

The accompanying unaudited consolidated financial statements include the accounts of Health-Chem Corporation and those of its wholly-owned and majority-owned subsidiaries. As of December 31, 2004, the consolidated financial statements also include a Variable Interest Entity (“VIE”), York Realty Leasing LLC, of which Health-Chem Corporation is the primary beneficiary as further described in Note 5. All significant intercompany accounts and transactions, including those involving the VIE, have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the fiscal period ended December 31, 2006.

2. Per Share Information

Basic and diluted earnings per share are computed based upon the weighted average number of common shares outstanding during each period after adjustment for any dilutive effect of the Company's stock options.

3. Stock Options

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

Three Months Ended
March 31,
	2007			2006

Net loss, as reported:	$	<522	>	$	<345	>
Add: Stock-based compensation expense recognized
under the intrinsic value method		0			0
Deduct: Stock-based compensation expense
determined under fair value based method		<1	>		<1	>
Pro forma net loss	$	<523	>	$	<346	>

Net loss per share:
Basic - as reported	$	<.05	>	$	<.03	>
Basic - pro forma	$	<.05	>	$	<.03	>
Diluted - as reported	$	<.05	>	$	<.03	>
Diluted - pro forma	$	<.05	>	$	<.03	>

4. Going Concern

As of March 31, 2007, the Company’s financial and operating condition raised significant doubt about its ability to continue as a going concern. At said date, the Company had aggregate debts and liabilities of $22,384,000 and had a working capital deficiency of $16,617,000. These debts and liabilities include $11,621,000 due under outstanding debentures which became due in 1999 and under which the Company is currently in default and $7,584,000 of royalties due under the Key License which allows the Company to utilize certain technology incorporated into our current transdermal patch. The Company has been able to continue to operate over the last several years because it has not made any payments under the debentures since 1999 nor has it paid any royalties under the Key License since its inception in March 2000. Apart from these obligations, the Company has been paying its other current debts and liabilities as they become due from cash flow generated from operations. The Company does not have cash on hand to repay the amount due under the debentures.

In April 2007, subsequent to the close of the period covered by this report, Key terminated the License Agreement for, among other things, Hercon’s failure to pay accrued royalties and thereafter filed a complaint against Hercon demanding payment of all amounts due under the License Agreement. The Company could not make such payment and on May 23, 2007, Key and Hercon entered into a Final Judgment on Consent under which Hercon paid Key the sum of $500,000 and which granted a judgment to Key in the amount of $8 million and provided, among other things, that Hercon could continue to operate under the Key License until August 16, 2007 for the purpose of maximizing that company’s assets and inventory for the benefit of its creditors and wind down and cease business operations by August 16, 2007, as more fully described in Note 8 - Subsequent Events.

In late May 2007, Health-Chem received approximately $1.86 million from the State of Pennsylvania representing amounts held by such agency on Health-Chem’s behalf. Health-Chem is using the funds to pay its immediate expenses but the board of directors has not yet determined how to apply this cash.

The Company does not have cash on hand to repay the entire amount due under either of the debentures or the Key License. The Company’s financial condition has prevented it from securing financing or obtaining loans from which it could repay all or a portion of the amounts due.

If the holders of the debentures were to take legal action against the Company for payment of the amount due thereunder, it would not be able to continue as a going concern unless there was an increase in profitability and/or an infusion of additional funds in order to meet these obligations for both the past amounts due and ongoing amounts as they become due. Even assuming the Company is successful in its efforts to raise the cash required to pay the amount due under the debentures, the impending termination of the Key License on August 16, 2007 would leave the Company without any ongoing source of revenues or other business. In light of these conditions, Health-Chem may have to seek protection under federal bankruptcy laws in which case it would not be able to continue as a going concern.

Management has not developed a firm plan for addressing the conditions that give rise to its ability to continue operating as a going concern, but at a minimum will:

•	negotiate with Key to obtain a new license for the technology on commercial terms corresponding to the market for generic transdermal products;

•	continue negotiating with the holders of the debentures through the trustee to develop a payment plan which accounts for the Company’s current financial and operating condition;

•	seek to develop other business opportunities for the Company, in the pharmaceutical industry or otherwise;

•	investigate the possibility of selling Hercon Laboratories Corporation;

•	seek to raise working capital through borrowing or through issuing equity; and

•	evaluate new directions for the Company.

Management will continue to develop and modify its plans to adapt to business and financial conditions as they evolve. However, management can offer no assurance that it will be successful in developing a plan which permits the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

5. Property, Plant and Equipment

In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC, an affiliated company, for a sale price of $1.9 million. Concurrent with the sale, the Company entered into a 15-year net lease with York Realty Leasing LLC for the property expiring in December 2019, which can be extended by the Company for an additional five years. The agreement provides for a Company repurchase option at a price of $1,995,000. The base annual lease cost during the initial 15 year term is $212,400, and the base lease expense for the remaining term of the lease is as follows: 2007 - $212,400; 2008 - $212,400; 2009 - $212,400; 2010 - $212,400; 2011 - $212,400; and 2012 and thereafter - $1,699,200. In December 2002, the Company received an appraisal for the real property, including the structures and appurtenances, which appraised the market value of the property at $1,850,000. The proceeds from the sale were used to satisfy a $1.6 million first mortgage associated with the property and to substantially pay off a $367,500 second mortgage, a portion of which was held by related parties. Andy Yurowitz, the Company’s Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company’s consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC. In December 2005, York Realty Leasing LLC obtained a $1.4 million mortgage on this property with a financial institution.

6. Commitments & Contingencies

In December 2004, the Company entered into a lease for office space in Suffern, New York for a one year period commencing January 1, 2005, and renewed the lease for additional one year periods commencing January 1, 2006 and January 1, 2007. The annual rental was $7,200 and $7,416, inclusive of utilities, for 2005 and 2006, respectively, and will be $7,691 for 2007.

Approximately thirty percent of the Company’s employees are covered by a collective bargaining agreement with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO (“R.W.D.S.U.”). The R.W.D.S.U. agreement is for a three year period ending December 10, 2007. The contract is subject to annual renewal thereafter and acknowledges that the R.W.D.S.U. is the exclusive bargaining agent for the Company’s regular production employees, excluding all other employees including but not limited to supervisors, foremen, clerical employees, time-keepers, watchmen, guards, maintenance personnel and part-time employees.

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

During January 2007, the Company was notified verbally by representatives of the State of Pennsylvania that there was approximately $300,000 due in state income taxes dating back as far as 1972. The Company believes it is not obligated for such taxes and is pursuing the settlement of such Notices.

7. Litigation

In June 2004, Plaintiffs Jack Aronowitz and his companies, Health-Chem Diagnostics, LLC (“Diagnostics”) and Leon Services, LLC (“Leon”) filed a Complaint and subsequently, an Amended Complaint in the United States District Court Southern District of Florida (the “Court”) for breach of contract and foreclosure of a security interest against the Company. The contracts at issue were a Master Agreement along with an associated License Agreement and Security Agreement, executed jointly and dated February 15, 2002 (the “2002 Agreements”), and a November 6, 2003 Outline Agreement (the “2003 Agreement”) terminating the Company’s obligations under the 2002 Agreements and effectuating a purchase of certain assets by the Company in exchange for monies and a 25% equity stake in Diagnostics. The Company filed a counterclaim for breach of the 2003 Agreement, based on Plaintiffs’ failure to render payment for the assets which were transferred to Plaintiffs, as well as a claim for trademark infringement. The Company also asserted a claim for a declaratory judgment determining that the 2003 Agreement superseded the 2002 Agreements, consistent with the conclusions in the Order. The jury rendered its verdict on November 21, 2005, finding in favor of Plaintiffs on the counts for breach of the 2002 and 2003 Agreements. The jury found that Plaintiffs were guilty of copyright infringement, but did not find a breach of the 2003 Agreement on the part of Plaintiffs. On December 2, 2005, the Court entered a Final Judgment and Order Closing Case, and ordered judgment on the jury verdict in the amount of $2,931,000.00 in favor of Plaintiffs and against the Company. The Court also entered judgment for the Company in the amount of $25,000.00 for trademark infringement. The Company filed a Motion for Judgment As A Matter Of Law, and alternatively, Motion for New Trial. On February 14, 2006 the Court issued an Amended Final Judgment, vacating the Court’s December 2, 2005 Final Judgment and Order Closing Case. The February 14, 2006 judgment reduced the award to the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC and against the Company to the amount of $1.00. The February 14, 2006 judgment also awarded $25,000.00 to the Company and against the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC for trademark infringement. The February 14, 2006 judgment also included a permanent injunction in favor of the Company and against the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC to cease and desist any present or future use of the “Health-Chem” trademark or any other marks similar to the Company’s trademark. On February 27, 2006 the Plaintiffs filed an appeal from the Court’s February 14, 2006 Amended Final Judgment, with the appeal being heard on April 20, 2007. The ultimate outcome of this litigation cannot be ascertained at this time.

8. Subsequent Events

During March 2006, the Company received notice from Key that it was in default under the License Agreement for failing to make royalty payments due. The License Agreement includes a provision affording Key the right to terminate the License Agreement if a breach of the agreement was continuing for thirty days after the receipt from Key of notice of and a demand to cure the breach. Hercon did not have the financial resources to pay the accrued royalties within the prescribed time and, on April 26, 2007, Key terminated the License and Hercon’s right to manufacture and sell products utilizing its technology.

On April 27, 2006, Key filed a complaint against Hercon in the United States District Court, District of New Jersey (the “Court”) demanding, among other things, that Hercon pay accrued royalties under the License Agreement (the “Complaint”).

On May 4, 2007, the Company executed a Trust Mortgage in favor of McTevia & Associates, LLC (“McTevia”) under which it granted to McTevia a security interest in all of its real and personal property in order to secure the Company’s obligations as of such date. In connection with the execution of the Trust Mortgage, the board of directors of Health-Chem appointed James McTevia as its Chief Restructuring Officer and granted to him broad powers to restructure the Company’s operations by negotiating settlements of outstanding debt and a new license with Key or, if he was not successful in such efforts, to undertake an orderly liquidation of the Company and/or its individual constituent corporations, if the parties agreed that was in the best interest of the various entities and their respective creditors. The Company enacted other cost cutting measures, including releasing non-essential personnel and closing its office in Suffern, New York.

On May 23, 2007, the Court entered a Final Judgment On Consent between Key and Hercon (the “Consent Judgment”) which set aside the Complaint and serves as the basis for settling the amount due by Hercon to Key under the License Agreement and governs the relationship between the parties thereafter. The Consent Judgment is predicated on Hercon’s intention to wind down and cease business operations by August 16, 2007 while remaining operational until such date in order to maximize the value of its assets and inventory for the benefit of its creditors. Under the Consent Judgment, the parties agreed, among other things, that (i) Hercon owed Key accrued royalties in the amount of $8,000,000 (the “Judgment Amount”); (ii) Hercon would have a limited right to operate under the License Agreement until August 16, 2007, provided that Hercon paid to Key the sum of $500,000 upon the execution of the Consent Judgment, which sum Hercon paid as ordered, which, under the Consent Order, reduced the Judgment Amount to $7 million; and (iii) any additional payments made to Key would reduce the Judgment Amount by twice as much as any payment made.

In late May 2007, Health-Chem received approximately $1.86 million from the State of Pennsylvania representing amounts held by such agency on Health-Chem’s behalf.

 Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Management’s Discussion or Plan of Operation section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially from the anticipated results discussed herein.

The Company

Health-Chem Corporation (“Health-Chem”) and its direct and indirect subsidiaries (collectively, the “Company”) manufacture nitroglycerin transdermal patches and conduct research and development activities for third parties on a contract basis. We are manufacturing products pursuant to the terms of a Final Judgment On Consent dated May 23, 2007, as described below (the “Consent Judgment”). We have been conducting a majority of our business through our 90%-owned subsidiary, Transderm Laboratories Corporation (“Transderm”), which has been conducting its business primarily through Hercon Laboratories Corporation (“Hercon”), Transderm’s 98.5% owned subsidiary.

Since March 2000, Hercon has been manufacturing transdermal nitroglycerin patches pursuant to a License Agreement (the “License Agreement”) between Key Pharmaceuticals, Inc. (“Key”) and Hercon which allows Hercon to utilize a certain patent and technology developed by Key (the “Key Technology”). As of March 31, 2007, Hercon had not paid any royalties under the License Agreement and owed approximately $7.6 million to Key thereunder. By letter dated April 26, 2007, Key terminated the License Agreement as a result of Hercon’s failure to make royalty payments under the License Agreement and demanded that Hercon immediately cease manufacturing and selling products that incorporate the Key Technology.

In light of the Company’s tenuous financial and operating condition, on May 4, 2007, the Company executed a Trust Mortgage in favor of McTevia & Associates, LLC (“McTevia”) under which it granted to McTevia a security interest in all of its real and personal property in order to secure the Company’s obligations as of such date. In determining to execute the Trust Mortgage, the board of directors of the Company considered such mechanism to be the safest and most efficient means of preserving the Company’s assets in the event that the board determined that Health-Chem or any of its subsidiaries could not continue operating and that it may be in the best interest of Health-Chem and/or any of its subsidiaries to liquidate assets for the benefit of creditors. In connection with the execution of the Trust Mortgage, the board appointed James McTevia to serve as the Chief Restructuring Officer of Health-Chem and granted to him broad powers to take the steps necessary to restructure the Company’s operations by negotiating settlements of outstanding debt and a new license with Key or, if he was not successful in such efforts, to undertake an orderly liquidation of the Company, if the parties agreed that was in the best interest of the Company and its creditors.

On April 27, 2007, Key served Hercon with a complaint filed in the United States District Court, District of New Jersey, demanding payment of all royalties due under the License Agreement (the “Complaint”). Hercon does not have the means to repay the accrued royalties under the License Agreement.

The products covered by the Key License represented the Company’s only products and without any other meaningful source of continuing revenue, and, on May 7, 2007, Hercon discontinued manufacturing operations. Hercon operated sporadically over the ensuing two weeks under permission from Key and on May 24, 2007 recommenced continuous manufacturing operations subject to the terms of the Consent Judgment.

On May 23, 2007, the United States District Court, District of New Jersey entered a Final Judgment On Consent between Key and Hercon (the “Consent Judgment”) which would set aside the Complaint and serve as the basis for satisfaction by Hercon of the amount due to Key under the License Agreement and govern the relationship between the parties after such date. The Consent Judgment is predicated on Hercon’s intention to wind down and cease business operations by August 16, 2007 while remaining operational until such date in order to maximize the value of its assets and inventory for the benefit of its creditors. Under the Consent Judgment, the District Court:

(i) granted a judgment in favor of Key and against Hercon in the amount of $8,000,000 (the “Judgment Amount”);

(ii) granted to Hercon a limited right to operate under the License Agreement until August 16, 2007 (the “Temporary License”), provided that Hercon paid to Key the sum of $500,000 upon the execution of the Consent Judgment, which sum Hercon paid as ordered;

(iii) ordered that Hercon’s right to recommence sales and operate its business was solely for the purpose of winding-down its operations and maximizing the value of its assets;

(iv) ordered that upon the expiration of Hercon’s limited right to operate under the License Agreement on August 16, 2007, that Hercon and its related parties would be restrained and enjoined from infringing or using the Licensed Technology;

(v) ordered that upon the execution of the Consent Judgment and the receipt by Key of the $500,000, that:

(a) the Judgment Amount would be reduced to $7,000,000;

(b) Key would forebear on its right to enforce the Final Judgment through August 16, 2007 (except for its ability to take discovery in aid of execution); and

(c) Key’s agreement to forebear is conditioned upon Hercon’s (1) compliance with the terms of the License Agreement and the Consent Judgment, (2) maintaining the Mortgage Trust, (3) maintaining Mr. McTevia as its Chief Restructuring Officer and (4) representation that it has no other creditors;

(vi) any additional payments made to Key by Hercon or on Hercon’s behalf through August 16, 2007 in partial satisfaction of the Judgment Amount shall reduce said amount by twice as much as any payment made;

(vii) ordered that in the event that any monies paid to Key in satisfaction of the Judgment Amount are set aside as a preference or otherwise ordered to be disgorged from Key under the federal bankruptcy laws, the full Judgment Amount shall be due, reduced only by twice the amount of payments made in partial satisfaction of the Judgment Amount which are not set aside as a preference or otherwise disgorged;

(viii) notwithstanding any stay of the enforcement of the Final Judgment, Key may take any and all discovery to which it is entitled in aid of execution of the Consent Judgment;

(ix) Key shall be entitled to recover reasonable attorneys’ fees and costs incurred in enforcing the Final Judgment from Hercon; and

(x) so long as Hercon is in compliance with the Consent Judgment, Key shall not file nor shall it assist any third party in filing a petition against Hercon under federal bankruptcy laws through August 16, 2007; and

(xi) Key’s action against Hercon is dismissed without prejudice and that the Court shall retain jurisdiction over this matter for the purposes of enforcing the Consent Judgment.

In late May 2007, Health-Chem received approximately $1.86 million from the State of Pennsylvania’s Treasury Department, Bureau of Unclaimed Property representing amounts held by such agency on Health-Chem’s behalf. Health-Chem is using the funds to pay its immediate expenses but the board of directors has not yet determined how to apply this money.

Current Financial Condition

As of March 31, 2007, the Company had total liabilities of approximately $22.4 million which includes (i) $11.6 million under the terms of the 10.375% convertible subordinated debentures due April 15, 1999 (“Debentures”), under which we currently are in default, (ii) $7.6 million of royalties owed to Key under the Key License and (iii) other current trade payables and miscellaneous liabilities aggregating $3.2 million. Moreover, at March 31, 2007, we had a working capital deficiency of $16.6 million. The notes to our audited consolidated financial statements for the year ended December 31, 2006 and the auditor’s report accompanying said financial statements indicate that these liabilities and our working capital deficiency raise substantial doubt about our ability to continue as a going concern.

All of the Company’s cash, including the $1.86 million received in May 2007, is being held by the Mortgage Trustee on our behalf as security for the satisfaction of our creditors. As of the date hereof, our assets and cash reserves are insufficient to satisfy all our outstanding obligations and we do not have any borrowing capacity upon which to draw which would permit us to satisfy our obligations.

In light of the basis for and terms of the Consent Judgment, management has not reached any conclusions as to the Company’s operations (or the operations of the individual corporate constituents) after August 16, 2007, the expiration of the Temporary License. Assuming Hercon is unable to reach an alternative resolution with Key prior to the expiration of the Temporary License, as of such date, Hercon will have to discontinue all operations and commence liquidation. The Board currently is investigating all options for Health-Chem and each of its subsidiaries but has not reached any decisions as of the date hereof.

Results of Operations.

Three months ended March 31, 2007 versus March 31, 2006

For the three months ended March 31, 2007, our net sales were $1,149,000 consisting solely of transdermal nitroglycerin patches. For the three months ended March 31, 2006, our net sales were $1,619,000, comprised solely of net sales of transdermal nitroglycerin patches. Net sales of transdermal nitroglycerin patches decreased by 29% during the 2007 period. This decrease is due primarily to a 57% decline in sales of transdermal nitroglycerin patches to one of our largest customers during the first three months of 2007 as compared to the same period in 2006.

Product development income for the three months ended March 31, 2007 was $268,000, consisting of revenues from two research and development projects we are undertaking for two customers. Product development income for the same period in 2006 was $5,000, consisting of revenues from a third research and development project we are undertaking for a third customer. The $263,000 increase is due primarily to additional development work income associated with two new projects that commenced subsequent to March 31, 2006.

Other income for the three months ended March 31, 2007 was $26,000, consisting solely of proceeds received from a trademark infringement claim settlement. The Company reported no other income for the same period in 2006.

Gross profit decreased by $452,000, or 111%, to a gross loss of $45,000 for the three months ended March 31, 2007 as compared to a gross profit of $407,000 for the same period in 2006. Gross profit as a percent of sales decreased from 25% during the three months ended March 31, 2006 to a negative 4% during the same period in 2007. The decrease in gross profit was due primarily to decreased sales volumes of lower margin products.

Selling, general and administrative expenses increased by $27,000 for the three months ended March 31, 2007 as compared to the corresponding period in 2006. The increase is due primarily to increases in legal fees and professional/consulting fees of $78,000 and $10,000, respectively, partially offset by decreases in wages and commission expense of $39,000 and $24,000, respectively. A significant portion of the legal and professional/consulting fees incurred during 2007 were attributable to the Key royalty negotiations.

Research and development expenses were essentially the same for the three months ended March 31, 2007 as compared to the same period in 2006.

Net interest expense decreased by $11,000, or 5%, to $197,000 for the three months ended March 31, 2007 as compared to $208,000 for the same period in 2006. The decrease consists of a $15,000 increase in interest income, partially offset by a $4,000 increase in interest expense. The interest income increase is due primarily to the Company adopting an investment policy in April 2006 whereby all excess cash is automatically invested in interest-bearing instruments. The interest expense increase is due to higher interest rates associated with the variable rate mortgage.

Liquidity and Capital Resources.

At March 31, 2007, the Company had current assets of approximately $3.6 million, including $1.9 million of cash; its total stockholders’ deficiency was $17.1 million; and it had a working capital deficiency of $16.6 million. The Company’s principal sources of liquidity have been cash generated by operations. The Company’s principal uses of cash have been for working capital and research and development activities.

The Company’s working capital deficit increased by $452,000 to $16.6 million from December 31, 2006 to March 31, 2007 due to a decrease of $438,000 in current assets and an increase of $14,000 in current liabilities. The current assets decrease consists primarily of decreases in accounts receivable and inventory of $1,104,000 and $111,000, respectively, partially offset by an increase in cash of $807,000. The current liabilities increase consists of increases in accounts payable, royalties payable and accrued interest on the Debentures of $32,000, $263,000 and $158,000, respectively, partially offset by a decrease in other liabilities of $439,000. The decrease in accounts receivable resulted from a decrease in sales in the first quarter of 2007 as compared to the first quarter of 2006 and also reflects the timing of customer payments. The decrease in inventory reflects lower transdermal nitroglycerin product sales and the timing of raw material purchases. The royalties payable and accrued interest on the Debentures increases are attributable to the Company’s not making payments to the Debenture holders or Key during the period. The other liabilities decrease is due primarily to decreases in accrued chargebacks, rebates & allowances and audit fees.

Cash provided by operating activities for the three months ended March 31, 2007 was $816,000, as compared to cash provided by operating activities of $1,039,000 for the same period in 2006. The decrease is due primarily to a $522,000 net loss in 2007 as compared to a $345,000 net loss in 2006 and to decreasing accounts receivable, inventory, other current assets and other liabilities of $1,104,000, $111,000, $30,000 and $439,000, respectively, and increasing accounts payable, royalties payable and accrued interest on the Debentures of $32,000, $263,000 and $158,000, respectively, in 2007 as compared to decreasing accounts receivable, other current assets, accounts payable and other liabilities of $1,913,000, $61,000, $286,000 and $804,000, respectively, and increasing inventory, royalties payable and accrued interest on the Debentures of $32,000, $298,000 and $158,000, respectively, in 2006. The Company had no investing activities for the three months ended March 31, 2007. Investing activities for the three months ended March 31, 2006 used cash of $32,000, consisting of additions made to property, plant and equipment. Financing activities for the three months ended March 31, 2007 used $9,000 of cash as compared to the same period in 2006 which used $14,000 of cash.

As of March 31, 2007, we owed an aggregate of $11.6 million under the Debentures, comprising $6.1 of principal and $5.5 of accrued interest. Management expects to enter into discussions in the near future with respect to structuring a plan to satisfy the amount due under the Debentures but cannot predict the nature of the agreement, if one is reached at all, the parties will enter or the terms of any such agreement. Any failure to enter into an agreement to satisfy its obligations under the Debentures would have a material adverse effect on the financial condition and operations of the Company.

Liquidity and Operations Going Forward.

In light of the developments occurring after the end of the period, including the entry of the Consent Judgment, we are uncertain as to our future cash requirements and the sources and uses of cash. The board of directors and management will not be able to determine the Company’s prospects until we have come to a conclusion as to Hercon’s prospects upon termination of the Temporary License and the manner in which Health-Chem deals with its obligations under the Debentures. The Board of Directors of Health-Chem continues to work with the Mortgage Trustee to ascertain the manner in which the $1.86 million received from the State of Pennsylvania will be applied.

On May 8, 2007, Hercon received an order from one of its major customers for products valued at $1,283,000. As of the date hereof, Hercon expects that the proceeds generated from this order will be applied to operating expenses and payment of past and current royalties owed to Key.

Off-Balance Sheet Arrangements.

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies.

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

Inflation.

We believe that our results of operations are not dependent upon moderate changes in inflation rates.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our company. From time to time, our representatives and we may make written or verbal forward-looking statements, including statements contained in this report and other company filings with the SEC and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our limited revenues, our future capital needs, uncertainty of capital funding, acceptance of our product offerings, the effects of government regulations on our business, competition, and other risks. We undertake no obligation to publicly update or revise any forward-looking statements.

 Item 3. Controls and Procedures.

(a) Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2007, we were party to one legal proceeding. In June 2004, Plaintiffs Jack Aronowitz and his companies, Health-Chem Diagnostics, LLC (“Diagnostics”) and Leon Services, LLC (“Leon”), filed a Complaint and subsequently, an Amended Complaint in the United States District Court Southern District of Florida (the “Court”) for breach of contract and foreclosure of a security interest against the Company. The contracts at issue were a Master Agreement along with an associated License Agreement and Security Agreement, executed jointly and dated February 15, 2002 (the “2002 Agreements”), and a November 6, 2003 Outline Agreement (the “2003 Agreement”) terminating the Company’s obligations under the 2002 Agreements and effectuating a purchase of certain assets by the Company in exchange for monies and a 25% equity stake in Diagnostics. The Company filed a counterclaim for breach of the 2003 Agreement, based on Plaintiffs’ failure to render payment for the assets which were transferred to Plaintiffs, as well as a claim for trademark infringement. The Company also asserted a claim for a declaratory judgment determining that the 2003 Agreement superseded the 2002 Agreements, consistent with the conclusions in the Order. The jury rendered its verdict on November 21, 2005, finding in favor of Plaintiffs on the counts for breach of the 2002 and 2003 Agreements. The jury found that Plaintiffs were guilty of copyright infringement, but did not find a breach of the 2003 Agreement on the part of Plaintiffs. On December 2, 2005, the Court entered a Final Judgment and Order Closing Case, and ordered judgment on the jury verdict in the amount of $2,931,000 in favor of Plaintiffs and against the Company. The Court also entered judgment for the Company in the amount of $25,000 for trademark infringement. The Company filed a Motion for Judgment As A Matter Of Law, and alternatively, Motion for New Trial. On February 14, 2006, the Court issued an Amended Final Judgment, vacating the Court’s December 2, 2005 Final Judgment and Order Closing Case. The February 14, 2006 judgment reduced the award to the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC and against the Company to the amount of $1.00. The February 14, 2006 judgment also awarded $25,000 to the Company and against the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC for trademark infringement. The February 14, 2006 judgment also included a permanent injunction in favor of the Company and against the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC to cease and desist any present or future use of the “Health-Chem” trademark or any other marks similar to the Company’s trademark. On February 27, 2006, the Plaintiffs filed an appeal from the Court’s February 14, 2006 Amended Final Judgment which was heard on April 20, 2007. No decision has been rendered on the appeal as of the date hereof. The ultimate outcome of this litigation can not be ascertained at this time.

See Part I, Item 2. Management’s Discussion and Analysis or Plan of Operation for a discussion of the law suit commenced against Hercon by Key in the Federal District Court for the District of New Jersey for a description of Key’s action for the payment of accrued royalties under the License Agreement and the resolution thereof.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended March 31, 2007, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2007, we were in default under the terms of 10.375% convertible subordinated Debentures due April 15, 1999 under the terms of an Indenture between the Company and Bankers Trust Company (now Deutsche Bank Trust Company Americas), as trustee (the “Trustee”). Interest on the Debentures was payable semi-annually on April 15 and October 15 in each year.

In April 1999, the Company defaulted on its obligations to repay the $8 million in principal then outstanding as well as the accrued interest of $.4 million due on the Debentures at maturity. The Company has remained in sporadic contact with the Trustee for the Debentures since it defaulted but has not had the funds to make any payments or principal or interest since August 1999.

As of March 31, 2007, the Company owed approximately $11.6 million of principal and accrued interest on the Debentures.

The Company periodically has entered into agreements with the Trustee, including:

•
tolling agreements which provide, among other things, that the Company would not use the statute of limitations as a defense in any claim against the Company under the Debentures or the Indenture, the latest of which agreements extends through the earlier of April 15, 2008 or 120 days after the Trustee shall have received from the Company or the Company shall have received from the Trustee or a majority of the holders of Debentures then outstanding, a notice stating that the agreement shall be terminated 120 days after receipt thereof; and

•
an agreement whereby the Company agreed: (i) to use its best efforts to adopt a plan to repay the Debentures at the earliest practical date; (ii) that pending a repayment plan, it would not make any payments to insiders except for salaries and benefits due and becoming due to them and that insiders could receive pari passu payments on Debentures they hold; and (iii) to give the Trustee not less than two business days' notice before engaging in any extraordinary transactions

We recently initiated discussions with the Trustee to discuss payment terms with respect to the Debentures but have not entered into formal negotiations as yet. Any failure to enter into an agreement with the holders of the Debentures to restructure the repayment provisions of the Debenture on terms favorable to us could have a material negative impact on our Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Description
10.1	Trust Mortgage dated May 4, 2007 by and between McTevia & Associates, LLC as trustee and Health-Chem Corporation

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH-CHEM CORPORATION

Name and Capacity	Date

/s/ Andy E. Yurowitz	July 2, 2007
By: Andy E. Yurowitz Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald J. Burghauser	July 2, 2007
By: Ronald J. Burghauser Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer) (Principal Accounting Officer)