Form 10QSB
period 2007-06-30
HEALTH CHEM CORP
filed 2008-03-24
CIK 46428

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

(717) 764-1191
(Issuer's telephone number)

________________________________________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 20, 2008, there were 12,330,924 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ITEM 1. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements.

PAGE

Consolidated Balance Sheet - June 30, 2007 (Unaudited)	F-2 & F-3

Consolidated Statements of Operations
Six Months Ended June 30, 2007 (Unaudited) and
June 30, 2006 (Unaudited)	F-4

Consolidated Statements of Operations
Three Months Ended June 30, 2007 (Unaudited) and
June 30, 2006 (Unaudited)	F-5

Consolidated Cash Flow Statements
Six Months Ended June 30, 2007 (Unaudited) and
June 30, 2006 (Unaudited)	F-6

Notes to Consolidated Financial Statements (Unaudited)	F-7 to F-15

HEALTH-CHEM CORPORATION
CONSOLIDATED BALANCE SHEET (Unaudited)
JUNE 30, 2007
(In thousands, except per share amounts)

ASSETS

CURRENT ASSETS
Cash	$1,854
Accounts receivable	1,065
Inventories	837
Other current assets	303
Total Current Assets	4,059

PROPERTY, PLANT and EQUIPMENT, net	1,276

MORTGAGE ESCROW DEPOSIT	201

OTHER NON-CURRENT ASSETS	1

TOTAL ASSETS	$5,537

Consolidated Balance Sheet (Unaudited) is continued on the next page.

See Notes to Consolidated Financial Statements.

HEALTH-CHEM CORPORATION
CONSOLIDATED BALANCE SHEET (Unaudited), CONTINUED
JUNE 30, 2007
(In thousands, except per share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$202
Royalties payable	7,072
Convertible subordinated debentures	6,100
Accrued interest on convertible subordinated
debentures	5,679
Other liabilities	742
Current portion of long-term debt	41
Total Current Liabilities	19,836

LONG-TERM LIABILITIES
Mortgage payable	1,299
Payable to affiliate	666
Note payable	167
Total Long-Term Liabilities	2,132

COMMITMENTS

MINORITY INTEREST	3

STOCKHOLDERS’ DEFICIENCY
Preferred stock, par value $.01 per share;
1,000,000 shares authorized, none issued	0
Convertible special stock, nonvoting, par value
$.01 per share; 750,000 shares authorized;
738,667 shares issued, all of which are
held in treasury	7
Common stock, par value $.01 per share;
50,000,000 shares authorized; 18,821,556
shares issued; 12,330,924 shares outstanding;
6,490,632 shares held in treasury	188
Additional paid-in capital	18,998
Accumulated deficit	<27,993	>
Subtotal	<8,800	>
Less treasury stock, at cost	<7,634	>
Total Stockholders’ Deficiency	<16,434	>

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,537

See Notes to Consolidated Financial Statements.

HEALTH-CHEM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2007		2006
REVENUE:
Net sales	$2,254			$2,919
Cost of goods sold - royalties	840			536
Cost of goods sold - other	1,909			1,695
Total cost of goods sold	2,749			2,231
Gross <loss> profit	<495	>		688

OPERATING EXPENSES:
Selling, general and administrative	1,452			861
Research and development	216			258
Interest, net	392			402
Total operating expenses	2,060			1,521

LOSS FROM OPERATIONS	<2,555	>		<833	>
Product development income	327			92
Other income <expense> - net	2,293			0

INCOME <LOSS> FROM OPERATIONS BEFORE
TAXES AND MINORITY INTEREST	65			<741	>
Minority interest	0			0
Income tax expense	0			13

NET INCOME <LOSS>	$65		$	<754	>

NET INCOME <LOSS> PER COMMON SHARE
(BASIC & DILUTED)	$.01		$	<.07	>

Average number of common shares
outstanding: (in thousands)
Basic	11,802			11,443
Diluted	11,802			11,443

See Notes to Consolidated Financial Statements.

HEALTH-CHEM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2007		2006
REVENUE:
Net sales	$1,105			$1,300
Cost of goods sold - royalties	577			238
Cost of goods sold - other	978			781
Total cost of goods sold	1,555			1,019
Gross <loss> profit	<450	>		281

OPERATING EXPENSES:
Selling, general and administrative	996			432
Research and development	98			138
Interest, net	195			194
Total operating expenses	1,289			764

LOSS FROM OPERATIONS	<1,739	>		<483	>
Product development income	59			87
Other income <expense> - net	2,267			0

INCOME <LOSS> FROM OPERATIONS BEFORE
TAXES AND MINORITY INTEREST	587			<396	>
Minority interest	0			0
Income tax expense	0			13

NET INCOME <LOSS>	$587		$	<409	>

NET INCOME <LOSS> PER COMMON SHARE
(BASIC & DILUTED)	$.05		$	<.04	>

Average number of common shares
outstanding: (in thousands)
Basic	12,156			11,443
Diluted	12,156			11,443

See Notes to Consolidated Financial Statements.

HEALTH-CHEM CORPORATION
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007		2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income <loss>	$65		$	<754	>
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	160			158
Stock based compensation	1			1
Write-off of property, plant and equipment	92			0
Changes in:
Accounts receivable	820			2,045
Inventories	100			<276	>
Other current assets	<208	>		131
Mortgage escrow deposit	0			<5	>
Accounts payable	5			<334	>
Royalties payable	<249	>		537
Accrued interest on convertible debentures	316			316
Other liabilities	<465	>		<1,334	>
State income taxes payable	0			<75	>
Net cash provided by operating activities	637			410

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	0			<105	>
Net cash used for investing activities	0			<105	>

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt payments	<18	>		<24	>
Proceeds from the exercise of stock options	89			0
Net cash provided by <used for> financing
activities	71			<24	>

NET INCREASE IN CASH	708			281
Cash at beginning of period	1,146			839
Cash at end of period	$1,854			$1,120

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$93			$87

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

As of June 30, 2007, the Company’s sole product and continuing source of revenues was a transdermal nitroglycerin patch used for transdermal relief of the vascular and cardiovascular symptoms related to angina pectoris which it has manufactured and sold pursuant to the terms of a license agreement between Key Pharmaceuticals, Inc. (“Key”) and Hercon entered into in March 2000 (the “Key License”). Subsequent to the close of the period covered by this report, the Key License will expire on March 24, 2008, as more fully described in Notes 4 and 10 - Going Concern and Subsequent Events, respectively.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the fiscal period ended December 31, 2006.

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

	Six Months Ended					Three Months Ended
	June 30,					June 30,
	2007		2006			2007		2006

Net income <loss>, as reported:	$65		$	<754>		$587		$	<409>

Add: Stock-based compensation expense recognized under the intrinsic value method	0			0		0			0

Deduct: Stock-based compensation expense determined under fair value based method	<1	>		<1	>	<1	>		<1	>

Pro forma net income <loss>	$64		$	<755	>	$586		$	<410	>

Net income <loss> per share:
Basic - as reported	$.01		$	<.07	>	$.05		$	<.04	>

Basic - pro forma	$.01		$	<.07	>	$.05		$	<.04	>

Diluted - as reported	$.01		$	<.07	>	$.05		$	<.04	>

Diluted - pro forma	$.01		$	<.07	>	$.05		$	<.04	>

4. Going Concern

As of June 30, 2007, the Company’s financial and operating condition raised significant doubt about its ability to continue as a going concern. At said date, the Company had aggregate debts and liabilities of $21,968,000 and had a working capital deficiency of $15,777,000. These debts and liabilities include $11,779,000 due under outstanding debentures which became due in 1999 and under which the Company is currently in default and $7,072,000 of royalties due under the Key License which allows the Company to utilize certain technology incorporated into our current transdermal patch. The Company has been able to continue to operate over the last several years because it has not made any payments under the debentures since 1999 and because it did not make any royalties under the Key License since its inception in March 2000 until May 2007. Apart from these obligations, the Company has been paying its other current debts and liabilities as they become due from cash flow generated from operations. The Company does not have cash on hand to pay the entire amount of the royalties due under the Key License or to repay the amount due under the debentures.

In April 2007, Key terminated the License Agreement for, among other things, Hercon’s failure to pay accrued royalties and thereafter filed a complaint against Hercon demanding payment of all amounts due under the License Agreement. The Company could not make such payment and on May 23, 2007, Key and Hercon entered into a Final Judgment on Consent under which Hercon paid Key the sum of $500,000 and which granted a judgment to Key in the amount of $8 million and provided, among other things, that Hercon could continue to operate under the Key License until August 16, 2007 for the purpose of maximizing that company’s assets and inventory for the benefit of its creditors and wind down and cease business operations by August 16, 2007. On several occasions subsequent to the close of the period covered by this report, Key agreed to extend Hercon’s right to operate under the Key License, with the most recent extension extending this right to operate under the Key License through March 24, 2008. These extensions are more fully described in Note 10 - Subsequent Events.

In late May 2007, Health-Chem received approximately $1,859,000 from the State of Pennsylvania representing amounts held by such agency on Health-Chem’s behalf. Health-Chem is using the funds to pay its immediate expenses but the board of directors has not yet determined how to apply this cash.

The Company does not have cash on hand to repay the entire amount due under either of the debentures or the Key License. The Company’s financial condition has prevented it from securing financing or obtaining loans from which it could repay all or a portion of the amounts due.

If the holders of the debentures were to take legal action against the Company for payment of the amount due thereunder, it would not be able to continue as a going concern unless there was an increase in profitability and/or an infusion of additional funds in order to meet these obligations for both the past amounts due and ongoing amounts as they become due. Even assuming the Company is successful in its efforts to raise the cash required to pay the amount due under the debentures, the impending termination of the Key License on March 24, 2008 would leave the Company without any ongoing source of revenues or other business. In light of these conditions, Health-Chem may have to seek protection under federal bankruptcy laws in which case it would not be able to continue as a going concern.

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

In September 2007, subsequent to the close of the period covered by this report, Andy Yurowitz sold his 50% interest in York Realty Leasing LLC, as more fully described in Note 10 - Subsequent Events.

6. Settlement Liability: Royalties

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

On April 27, 2007, Key filed a complaint against Hercon in the United States District Court, District of New Jersey (the “Court”) demanding, among other things, that Hercon pay accrued royalties under the License Agreement (the “Complaint”).

On May 23, 2007, the Court entered a Final Judgment On Consent between Key and Hercon (the “Consent Judgment”) which set aside the Complaint and serves as the basis for settling the amount due by Hercon to Key under the License Agreement and governs the relationship between the parties thereafter. The Consent Judgment was predicated on Hercon’s intention to wind down and cease business operations by August 16, 2007 while remaining operational until such date in order to maximize the value of its assets and inventory for the benefit of its creditors. Under the Consent Judgment, the parties agreed, among other things, that (i) Hercon owed Key accrued royalties in the amount of $8,000,000 (the “Judgment Amount”); (ii) Hercon would have a limited right to operate under the License Agreement until August 16, 2007, provided that Hercon paid to Key the sum of $500,000 upon the execution of the Consent Judgment, which sum Hercon paid as ordered on May 23, 2007, which, under the Consent Order, reduced the Judgment Amount to $7 million; and (iii) any additional payments made to Key would reduce the Judgment Amount by twice as much as any payment made. The $7 million Judgment Amount is included in the June 30, 2007 royalties payable balance of $7,072,000. Additional royalty expense of $332,000 was recorded pursuant to the Consent Judgment.

On several occasions subsequent to June 30, 2007, Key agreed to extend Hercon’s right to operate under the Key License, with the most recent extension extending this right to operate under the Key License through March 24, 2008. These extensions are more fully described in Note 10 - Subsequent Events.

7. Commitments & Contingencies

In December 2004, the Company entered into a lease for office space in Suffern, New York for a one year period commencing January 1, 2005, and renewed the lease for additional one year periods commencing January 1, 2006 and January 1, 2007. The annual rental was $7,200 and $7,416, inclusive of utilities, for 2005 and 2006, respectively, and will be $7,691 for 2007.

Approximately forty-five percent of the Company’s employees are covered by a collective bargaining agreement with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO (“R.W.D.S.U.”). The R.W.D.S.U. agreement is for a three year period ending December 10, 2007. The contract is subject to annual renewal thereafter and acknowledges that the R.W.D.S.U. is the exclusive bargaining agent for the Company’s regular production employees, excluding all other employees including but not limited to supervisors, foremen, clerical employees, time-keepers, watchmen, guards, maintenance personnel and part-time employees.

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

8. Litigation

In June 2004, Plaintiffs Jack Aronowitz and his companies, Health-Chem Diagnostics, LLC (“Diagnostics”) and Leon Services, LLC (“Leon”) filed a Complaint and subsequently, an Amended Complaint (collectively, the “Aronowitz Litigation”) in the United States District Court Southern District of Florida (the “Court”) for breach of contract and foreclosure of a security interest against the Company. The contracts at issue were a Master Agreement along with an associated License Agreement and Security Agreement, executed jointly and dated February 15, 2002 (the “2002 Agreements”), and a November 6, 2003 Outline Agreement (the “2003 Agreement”) terminating the Company’s obligations under the 2002 Agreements and effectuating a purchase of certain assets by the Company in exchange for monies and a 25% equity stake in Diagnostics. The Company filed a counterclaim for breach of the 2003 Agreement, based on Plaintiffs’ failure to render payment for the assets which were transferred to Plaintiffs, as well as a claim for trademark infringement. The Company also asserted a claim for a declaratory judgment determining that the 2003 Agreement superseded the 2002 Agreements, consistent with the conclusions in the Order. The jury rendered its verdict on November 21, 2005, finding in favor of Plaintiffs on the counts for breach of the 2002 and 2003 Agreements. The jury found that Plaintiffs were guilty of copyright infringement, but did not find a breach of the 2003 Agreement on the part of Plaintiffs. On December 2, 2005, the Court entered a Final Judgment and Order Closing Case, and ordered judgment on the jury verdict in the amount of $2,931,000.00 in favor of Plaintiffs and against the Company. The Court also entered judgment for the Company in the amount of $25,000.00 for trademark infringement. The Company filed a Motion for Judgment As A Matter Of Law, and alternatively, Motion for New Trial. On February 14, 2006 the Court issued an Amended Final Judgment, vacating the Court’s December 2, 2005 Final Judgment and Order Closing Case. The February 14, 2006 judgment reduced the award to the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC and against the Company to the amount of $1.00. The February 14, 2006 judgment also awarded $25,000.00 to the Company and against the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC for trademark infringement. The February 14, 2006 judgment also included a permanent injunction in favor of the Company and against the Plaintiffs Jack Aronowitz, Health-Chem Diagnostics, LLC and Leon Services, LLC to cease and desist any present or future use of the “Health-Chem” trademark or any other marks similar to the Company’s trademark. On February 27, 2006 the Plaintiffs filed an appeal from the Court’s February 14, 2006 Amended Final Judgment, with the appeal being heard on April 20, 2007. On January 15, 2008, subsequent to the close of the period covered by this report, the Court rendered a decision with respect to this appeal, as more fully described in Note 10 - Subsequent Events. The ultimate outcome of this litigation cannot be ascertained at this time.

On January 4, 2008, subsequent to the close of the period covered by this report, Transderm filed a Complaint for Declaratory Relief, Breach of Contract and Monetary Damages against York Realty Leasing LLC, as more fully described in Note 10 - Subsequent Events.

On January 24, 2008, subsequent to the close of the period covered by this report, the Company filed a Motion to Vacate Consent Judgment seeking to vacate the Consent Judgment because, among other things, the Consent Judgment was not properly authorized or consented to by the Company. On January 25, 2008, also subsequent to the close of the period covered by this report, the Company filed an Order to Show Cause Seeking Temporary Restraints under which it sought injunctive relief to prevent Key from enforcing the Consent Judgment based upon the likelihood that the Company would prevail on the Motion to Vacate the Consent Judgment. See Note 10 - Subsequent Events for a further discussion of these actions.

On February 25, 2008, subsequent to the close of the period covered by this report, Andy Yurowitz, a director and the former chief executive of Health-Chem and each of its subsidiaries, served each of Health-Chem and Hercon with a summons without complaint which was filed in The Supreme Court of the State of New York, Kings County on February 7, 2008, as more fully described in Note 10 - Subsequent Events.

9. Other Income <Expense> - Net

Other income <expense> - net for the six months ended June 30, 2007 was $2,293,000. This amount consists of $1,859,000 from the State of Pennsylvania representing amounts held by such agency on Health-Chem’s behalf, income of $500,000 related to the execution of the Consent Judgment, as more fully described in Note 6 - Settlement Liability: Royalties, and $26,000 of proceeds received from a trademark infringement claim settlement, partially offset by a loss of $92,000 related to the write-off of certain property, plant and equipment.

10. Subsequent Events

On July 23, 2007, Key and Hercon entered into a letter agreement whereby Key granted Hercon’s request to extend its ability to operate under the Consent Judgment. Key has agreed to extend Hercon’s limited right to operate under the Consent Judgment through November 16, 2007 subject to Hercon’s payment of $150,000 in three monthly installments of $50,000 in immediately available funds to be received by Key by August 18, 2007, September 15, 2007 and October 13, 2007, respectively. Such payments are to be deemed additional consideration and shall not affect Hercon’s obligation to comply with all of its obligations under the Consent Judgment, which remains in full force and effect. The payments required by the letter agreement shall reduce the principle due under the Consent Judgment by the amount of the actual payment. Additional payments against principle made by Hercon and received by Key by November 16, 2007, excluding the $150,000 due under the letter agreement and any royalties that are otherwise due pursuant to the limited license granted under the Consent Judgment, shall reduce the Consent Judgment by twice the amount of such additional payment. Hercon has made the required August 18, 2007, September 15, 2007 and October 13, 2007 installment payments. On November 8, 2007, prior to its termination by the Company, McTevia & Associates entered into a letter of intent with a third party that describes a transaction in which such party would acquire the Consent Judgment from Key for the purposes of acquiring the assets of Hercon and its existing business as a going concern through a consensual foreclosure under the Consent Judgment (the “Letter of Intent”). The transactions contemplated by the Letter of Intent were subject to numerous conditions, including the third party’s ability to enter into agreements and secure the required regulatory approvals that would allow it seamlessly to continue the operation of Hercon’s business at its current facilities. By letter dated December 3, 2007, the Company notified the third party that McTevia did not have the power or authority to enter into the Letter of Intent and that such document is not a binding and valid agreement of the Company or of any of its constituent corporations. On November 21, 2007, Key advised the Company that it would continue to forebear from enforcing its rights under the Consent Judgment solely to permit a third party to complete due diligence relating to the Company in connection with such party’s proposed purchase of the Consent Judgment from Key. By letter dated December 28, 2007, the Company (i) requested that Key agree to forebear from executing on the Consent Judgment retroactive from November 16, 2007 and for an additional 90 days to commence on the date that such extension was to have been granted, if at all, and (ii) advised Key that it would submit a proposal to satisfy the Consent Judgment in an economically feasible manner and continue operations. On December 28, 2007, representatives of the Company transmitted a proposal to Key to satisfy the amount due under the Consent Judgment or otherwise acquire the Consent Judgment, to which offer Key did not respond. By letter dated January 18, 2008, representatives of Key advised Hercon that it had rejected Hercon’s request for an extension of the limited right to operate under the Consent Judgment and that Hercon was required to immediately cease manufacturing and selling transdermal nitroglycerin patch products which were the subject of the License Agreement. The Company discontinued selling the transdermal nitroglycerin patch products as of the close of business on January 18, 2008 and discontinued manufacturing the transdermal nitroglycerin patch products as of the close of business on January 21, 2008. On January 24, 2008, the Company filed a Motion to Vacate Consent Judgment seeking to vacate the Consent Judgment because, among other things, the Consent Judgment was not properly authorized or consented to by the Company. On January 25, 2008, the Company filed an Order to Show Cause Seeking Temporary Restraints under which it sought injunctive relief to prevent Key from enforcing the Consent Judgment based upon the likelihood that the Company would prevail on the Motion to Vacate the Consent Judgment. On January 25, 2008, counsel for Key informally notified the Company that it would not seek sanctions against the Company for any resumption of operations pending resolution of the Company’s motion for interim relief, and the Company immediately resumed manufacturing and selling transdermal patches. On February 12, 2008, the Company and Key entered into a letter agreement whereby Key agreed to extend the Company’s limited right to operate under the Consent Judgment through March 10, 2008 in exchange for the Company’s immediate withdrawal, with prejudice, of the Motion to Vacate Consent Judgment and Order to Show Cause Seeking Temporary Restraints and the Company’s acknowledgment that the Consent Judgment is legally valid and binding upon the Company. The Company currently is manufacturing and selling transdermal nitroglycerin patches based upon the License Agreement. In connection with the negotiation of the February 12, 2008 letter, Key agreed to consider any proposal made by the Company to acquire the Consent Judgment without foreclosing its option to accept a third party offer to purchase the Consent Judgment. Since the execution of the February 12, 2008 letter agreement, the Company has been in negotiations with Key with respect to the Company’s possible acquisition of the Consent Judgment. On March 11, 2008, Key agreed to extend the Company’s limited right to operate under the Consent Judgment through March 24, 2008 to permit the parties to continue negotiating a resolution to Key’s claims, including the possible acquisition of the Consent Judgment by the Company from Key.

The note payable of $167,000 at June 30, 2007 relates to the purchase of certain fixed assets. The purchase of these fixed assets was pursuant to a development, manufacturing and supply agreement that Hercon entered into with a client company. Payment terms of the note are contingent upon certain performance criteria under the agreement. One such performance criteria applicable to the client company may result in the note being forgiven. On August 20, 2007, the client company and Hercon entered into a letter amendment to the development, manufacturing and supply agreement whereby the $167,000 note was immediately forgiven.

On September 25, 2007, Andy Yurowitz sold his 50% interest in York Realty Leasing LLC at cost to William Robbins, an unrelated third party, making Mr. Robbins the 100% owner of York Realty Leasing LLC. Prior to this sale, Mr. Robbins had owned the remaining 50% of York Realty Leasing LLC.

On January 4, 2008, Transderm filed a Complaint for Declaratory Relief, Breach of Contract and Monetary Damages against York Realty Leasing LLC (“York”) in the Court of Common Pleas of York County, Pennsylvania (the “Complaint”). The action arises out of York’s various correspondences to Transderm alleging that it is in breach of and default under the lease between the parties dated December 7, 2004 for failure to pay rent as provided in the lease. In the Complaint, the Company is seeking, among other things, a declaratory judgment to the effect that the lease is in full force and effect, that the Company is not in default under the lease and that Transderm is owed an amount on account with York which York has refused to credit to Transderm. On January 23, 2008, the Company filed an amended complaint in this matter seeking to clarify certain facts but otherwise requesting the same relief. York did not file a timely answer to the Company’s complaint and, upon further notice to York, the Court entered a default judgment in favor of the Company on February 26, 2008.

On January 15, 2008, the US Court of Appeals for the Eleventh Circuit issued a ruling in the Aronowitz Litigation. The US Court of Appeals for the Eleventh Circuit affirmed the Appellate Court’s ruling on all counts except to allow the Appellate Court to reconsider the amount of damages sustained by the Plaintiffs in connection with the breach of the 2003 agreement. The Company believes, but cannot be certain, that unless the Plaintiffs present evidence sufficient to provide a reasonable certainty by which to calculate lost royalties and profits under the 2003 agreement, which it could not successfully achieve at the trial court, the jury’s initial $2.6 million award will not be reinstated, though there remain issues with respect to other claims for damages under the 2003 agreement in an amount equal to approximately $109,000. The case is set for trial commencing April 28, 2008.

On February 25, 2008, Andy Yurowitz, a director and the former chief executive of Health-Chem and each of its subsidiaries, served each of Health-Chem and Hercon with a summons without complaint which was filed in The Supreme Court of the State of New York, Kings County on February 7, 2008. The summons also indicated that Andrew Levinson and Manfred Mayerfeld, members of the Boards of Health-Chem and Hercon, will be named in this action. The summons requires that each party file a notice of appearance in the action within a specified time after being served. The summons states that the nature of the action and the relief sought is defendant’s breach of contract and failure to pay wages. Until the Company is served with and reviews the complaint with counsel, it is unable to comment upon the allegations or any potential defenses.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Management’s Discussion or Plan of Operation section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially from the anticipated results discussed herein.

The Company

Health-Chem Corporation (“Health-Chem”) and its direct and indirect subsidiaries (collectively, the “Company”) manufacture nitroglycerin transdermal patches and conduct research and development activities for third parties on a contract basis. Health-Chem conducts all material operations through Hercon Laboratories Corporation (“Hercon”), a 98.5% subsidiary of Transderm Laboratories Corporation (“Transderm”), 90% of the stock of which is owned by Health-Chem (Health-Chem, together with its direct and indirect subsidiaries may be referred to collectively as “we”, “us”, the “Company”)

Until April 25, 2007, the Company had manufactured and sold drug-in-adhesive transdermal nitroglycerin patch products (the “Hercon Products”) under the terms of a license agreement between Key Pharmaceuticals, Inc. (“Key”) and Hercon dated March 13, 2000 (the “License Agreement”). By letter dated April 26, 2007, Key notified Hercon that it was terminating the License Agreement based on Hercon’s failure to pay royalties on sales of the Hercon Products. On May 23, 2007, Key, on the one hand, and Hercon and McTevia & Associates, LLC, as the purported trustee of the Company’s assets pursuant to a so-called trust mortgage under which the Company purportedly granted to McTevia & Associates a security interest in all of its real and personal property, on the other hand, executed a Final Judgment On Consent which, among other things, granted the Company a limited right under the License Agreement to manufacture and sell the Hercon Products through August 16, 2007 and outlined a financial settlement between Key and Hercon as to royalties owed under the License Agreement, as more fully described in Health-Chem’s quarterly report on Form 10-QSB for the period ended March 31, 2007 (the “Consent Judgment”). In July 2007, in consideration of the payment by Hercon of $150,000, Key agreed to forbear from enforcing its rights under the Consent Judgment and extended the Company’s limited right to operate under the Consent Judgment through November 16, 2007. As previously reported, on November 12, 2007, the Company terminated McTevia & Associates and Mr. McTevia and the representatives appointed by it and him. Mr. McTevia acknowledged such termination and relinquished control to the Company of certain of its assets held by McTevia & Associates in early December 2007.

On November 8, 2007, prior to its termination by the Company, McTevia & Associates entered into a letter of intent with a third party that describes a transaction in which such party would acquire the Consent Judgment from Key for the purposes of acquiring the assets of Hercon and its existing business as a going concern through a consensual foreclosure under the Consent Judgment (the “Letter of Intent”). The transactions contemplated by the Letter of Intent were subject to numerous conditions, including the third party’s ability to enter into agreements and secure the required regulatory approvals that would allow it seamlessly to continue the operation of Hercon’s business at its current facilities. By letter dated December 3, 2007, the Company notified the third party that McTevia did not have the power or authority to enter into the Letter of Intent and that such document is not a binding and valid agreement of the Company or of any of its constituent corporations.

On November 21, 2007, Key advised the Company that it would continue to forebear from enforcing its rights under the Consent Judgment solely to permit a third party to complete due diligence relating to the Company in connection with such party’s proposed purchase of the Consent Judgment from Key, as described in the foregoing paragraph. By letter dated December 28, 2007, the Company (i) requested that Key agree to forebear from executing on the Consent Judgment retroactive from November 16, 2007 and for an additional 90 days to commence on the date that such extension was to have been granted, if at all, and (ii) advised Key that it would submit a proposal to satisfy the Consent Judgment in an economically feasible manner and continue operations. On December 28, 2007, representatives of the Company transmitted a proposal to Key to satisfy the amount due under the Consent Judgment or otherwise acquire the Consent Judgment, to which offer Key did not respond.

By letter dated January 18, 2008, representatives of Key advised Hercon that it had rejected Hercon’s request for an extension of the limited right to operate under the Consent Judgment and that Hercon was required to immediately cease manufacturing and selling transdermal nitroglycerin patch products which were the subject of the License Agreement. The Company discontinued selling the transdermal nitroglycerin patch products as of the close of business on January 18, 2008 and discontinued manufacturing the transdermal nitroglycerin patch products as of the close of business on January 21, 2008.

On January 24, 2008, the Company filed a Motion to Vacate Consent Judgment seeking to vacate the Consent Judgment because, among other things, the Consent Judgment was not properly authorized or consented to by the Company. On January 25, 2008, the Company filed an Order to Show Cause Seeking Temporary Restraints under which it sought injunctive relief to prevent Key from enforcing the Consent Judgment based upon the likelihood that the Company would prevail on the Motion to Vacate the Consent Judgment. On January 25, 2008, counsel for Key informally notified the Company that it would not seek sanctions against the Company for any resumption of operations pending resolution of the Company’s motion for interim relief, and the Company immediately resumed manufacturing and selling transdermal patches.

On February 12, 2008, the Company and Key entered into a letter agreement whereby Key agreed to extend the Company’s limited right to operate under the Consent Judgment through March 10, 2008 in exchange for the Company’s immediate withdrawal, with prejudice, of the Motion to Vacate Consent Judgment and Order to Show Cause Seeking Temporary Restraints and the Company’s acknowledgment that the Consent Judgment is legally valid and binding upon the Company.

The Company currently is manufacturing and selling transdermal nitroglycerin patches based upon the License Agreement. In connection with the negotiation of the February 12, 2008 letter, Key agreed to consider any proposal made by the Company to acquire the Consent Judgment without foreclosing its option to accept a third party offer to purchase the Consent Judgment.

Since the execution of the February 12, 2008 letter agreement, the Company has been in negotiations with Key with respect to the Company’s possible acquisition of the Consent Judgment. On March 11, 2008, Key agreed to extend the Company’s limited right to operate under the Consent Judgment through March 24, 2008 to permit the parties to continue negotiating a resolution to Key’s claims, including the possible acquisition of the Consent Judgment by the Company from Key. The Company cannot assure you that such an acquisition can be negotiated on terms mutually acceptable to the Company and Key. If the Company is unsuccessful in its efforts to acquire the Consent Judgment or otherwise acquire a new license from Key, it may have to discontinue operations under the License Agreement, including manufacturing and selling transdermal nitroglycerin patch products, and will have no other source of revenue.

Current Financial Condition

As of June 30, 2007, the Company had total liabilities of approximately $22.0 million which included (i) $11.8 million under the terms of the 10.375% convertible subordinated debentures due April 15, 1999 (“Debentures”), under which we currently are in default, (ii) $7.1 million of royalties owed to Key under the License Agreement, which includes $7 million owed under the Consent Judgment and (iii) other current trade payables and miscellaneous liabilities aggregating $3.1 million. Moreover, at June 30, 2007, we had a working capital deficiency of $15.8 million. The notes to our audited consolidated financial statements for the year ended December 31, 2006 and the auditor’s report accompanying said financial statements indicate that these liabilities and our working capital deficiency raise substantial doubt about our ability to continue as a going concern.

As of June 30, 2007, our assets and cash reserves were insufficient to satisfy all our outstanding obligations and we do not have any borrowing capacity upon which to draw which would permit us to satisfy our obligations. As of March 20, 2008, we remain substantially in the same financial condition.

In light of the basis for and terms of the Consent Judgment, management has not reached any conclusions as to the Company’s operations (or the operations of the individual corporate constituents) after March 24, 2008, the expiration of the extension to the current temporary license. If the Company is unable to acquire the Consent Judgment or otherwise negotiate a new license, the Company may have to discontinue manufacturing and selling transdermal nitroglycerin patches and will have no other continuing source of revenue. The Board currently is investigating all options for Health-Chem and each of its subsidiaries but has not come to any decisions as of the date hereof.

Results of Operations.

Six months ended June 30, 2007 versus the six months ended June 30, 2006

For the six months ended June 30, 2007, our net sales were $2,254,000 consisting solely of transdermal nitroglycerin patches. For the six months ended June 30, 2006, our net sales were $2,919,000, comprised solely of net sales of transdermal nitroglycerin patches. Net sales of transdermal nitroglycerin patches decreased by 23% during the 2007 period. This decrease is due primarily to a 61% decline in sales of transdermal nitroglycerin patches to one of our largest customers during the first six months of 2007 as compared to the same period in 2006 and at a lower average net selling price.

For the six months ended June 30, 2007 product development income was $327,000, consisting of revenues generated from research and development projects we are undertaking for three customers. Product development income for the same period in 2006 was $92,000, consisting of revenues from two research and development projects. The $235,000 increase is due to the timing of milestone payments received associated with the various projects.

Other income for the six months ended June 30, 2007 was $2,293,000. This amount consists of $1,859,000 received from the State of Pennsylvania representing amounts held by such agency on Health-Chem’s behalf, income of $500,000 related to the execution of the Consent Judgment and $26,000 of proceeds received from a trademark infringement claim settlement, partially offset by a loss of $92,000 related to the write-off of certain property, plant and equipment. The Company reported no other income for the same period in 2006. The $500,000 other income noted above arose from the Company making a $500,000 payment to Key pursuant to the Consent Judgment and in return receiving a $1,000,000 reduction in the Consent Judgment liability. The Company recorded the additional $500,000 reduction in Consent Judgment liability as other income.

Gross profit decreased by $1,183,000, or 172%, leading to a gross loss of $495,000 for the six months ended June 30, 2007 as compared to a gross profit of $688,000 for the same period in 2006. Gross profit as a percent of sales decreased from 24% during the six months ended June 30, 2006 to a negative 22% during the same period in 2007. The decrease in gross profit was due primarily to decreased sales volumes of lower margin products and to additional royalty expense of $332,000 recorded pursuant to the Consent Judgment.

Selling, general and administrative expenses increased by $591,000 for the six months ended June 30, 2007 as compared to the corresponding period in 2006. The increase is due primarily to increases in legal fees and professional/consulting fees of $285,000 and $428,000, respectively, partially offset by decreases in wages and commission expense of $98,000 and $40,000, respectively. A significant portion of the legal and professional/consulting fees incurred during 2007 were attributable to the Key royalty negotiations and restructuring efforts.

Research and development expenses decreased by $42,000 to $216,000 for the six months ended June 30, 2007 as compared to the corresponding period in 2006. The decrease is due primarily to decreases in wages, lab supplies and repairs and maintenance of $13,000, $14,000 and $16,000, respectively.

Net interest expense decreased by $10,000, or 2%, to $392,000 for the six months ended June 30, 2007 as compared to $402,000 for the same period in 2006. The decrease consists of a $14,000 increase in interest income, partially offset by a $4,000 increase in interest expense. The interest income increase is due primarily to the Company adopting an investment policy in April 2006 whereby all excess cash is automatically invested in interest-bearing instruments. The interest expense increase is due primarily to higher interest rates associated with the variable rate mortgage.

Three months ended June 30, 2007 versus the three months ended June 30, 2006

For the three months ended June 30, 2007, our net sales were $1,105,000 consisting solely of transdermal nitroglycerin patches. For the three months ended June 30, 2006, our net sales were $1,300,000, comprised solely of net sales of transdermal nitroglycerin patches. Net sales of transdermal nitroglycerin patches decreased by 15% during the 2007 period. This decrease is due primarily to a lower average net selling price.

For the three months ended June 30, 2007 product development income was $59,000, consisting of revenues generated from research and development projects we are undertaking for one customer. Product development income for the same period in 2006 was $87,000, consisting of revenues from two research and development projects. The $28,000 decrease is due to the timing of milestone payments received associated with the various projects.

Other income for the three months ended June 30, 2007 was $2,267,000. This amount consists of $1,859,000 from the State of Pennsylvania representing amounts held by such agency on Health-Chem’s behalf and income of $500,000 related to the execution of the Consent Judgment, partially offset by a loss of $92,000 related to the write-off of certain property, plant and equipment. The Company reported no other income for the same period in 2006.

Gross profit decreased by $731,000, or 260%, to a gross loss of $450,000 for the three months ended June 30, 2007 as compared to a gross profit of $281,000 for the same period in 2006. Gross profit as a percent of sales decreased from 22% during the three months ended June 30, 2006 to a negative 41% during the same period in 2007. The decrease in gross profit was due primarily to decreased sales volumes of lower margin products and to additional royalty expense of $332,000 recorded pursuant to the Consent Judgment.

Selling, general and administrative expenses increased by $564,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006. The increase is due primarily to increases in legal fees and professional/consulting fees of $206,000 and $418,000, respectively, partially offset by decreases in wages and commission expense of $59,000 and $16,000, respectively. A significant portion of the legal and professional/consulting fees incurred during 2007 were attributable to the Key royalty negotiations and restructuring efforts.

Research and development expenses decreased by $40,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006. The decrease is due primarily to decreases in wages, repairs and maintenance, lab supplies and clinical materials/testing of $3,000, $16,000, $13,000 and $7,000, respectively.

Net interest expense was essentially the same for the three months ended June 30, 2007 as compared to the same period in 2006.

Liquidity and Capital Resources.

At June 30, 2007, the Company had current assets of approximately $4.1 million, including $1.9 million of cash; its total stockholders’ deficiency was $16.4 million; and it had a working capital deficiency of $15.8 million. Historically, the Company’s principal source of liquidity has been cash generated by operations. In late May 2007, Health-Chem received approximately $1.86 million from the State of Pennsylvania’s Treasury Department, Bureau of Unclaimed Property representing amounts held by such agency on Health-Chem’s behalf. The Company’s principal uses of cash have been for working capital and research and development activities.

The Company’s working capital deficit decreased by $388,000 to $15.8 million from December 31, 2006 to June 30, 2007 due to a decrease of $392,000 in current liabilities, partially offset by a decrease of $4,000 in current assets. The current assets decrease consists of decreases in accounts receivable and inventory of $820,000 and $100,000, respectively, partially offset by increases in cash and other current assets of $708,000 and $208,000, respectively. The current liabilities decrease consists primarily of decreases in royalties payable and other liabilities of $249,000 and $465,000, respectively, partially offset by increases in accounts payable and accrued interest on the Debentures of $5,000 and $316,000, respectively. The decrease in accounts receivable resulted from a decrease in sales in the second quarter of 2007 as compared to the fourth quarter of 2006 and also reflects the timing of customer payments. The decrease in inventory reflects lower transdermal nitroglycerin product sales and the timing of raw material purchases. The increase in other current assets is due primarily to retainers paid to various professional organizations and to the procurement of directors’ and officers’ insurance. The royalties payable decrease is attributable to the Company commencing royalty payments to Key in May 2007. The other liabilities decrease is due primarily to decreases in accrued chargebacks, rebates and allowances, and audit fees. The accrued interest on the Debentures increase is attributable to the Company not making payments to the Debenture holders during the period.

Cash provided by operating activities for the six months ended June 30, 2007 was $637,000, as compared to cash provided by operating activities of $410,000 for the same period in 2006. The increase is due primarily to net income of $65,000 in 2007 as compared to a $754,000 net loss in 2006 and to decreasing accounts receivable, inventory, royalties payable and other liabilities of $820,000, $100,000, $249,000 and $465,000, respectively, and increasing other current assets, accounts payable and accrued interest on the Debentures of $208,000, $5,000 and $316,000, respectively, in 2007 as compared to decreasing accounts receivable, other current assets, accounts payable, other liabilities and state income taxes payable of $2,045,000, $131,000, $334,000, $1,334,000 and $75,000, respectively, and increasing inventory, mortgage escrow deposit, royalties payable and accrued interest on the Debentures of $276,000, $5,000, $537,000 and $316,000, respectively, in 2006. The Company had no investing activities for the six months ended June 30, 2007. Investing activities for the six months ended June 30, 2006 used cash of $105,000, consisting of additions made to property, plant and equipment. Financing activities for the six months ended June 30, 2007 provided $71,000 of cash as compared to the same period in 2006 which used $24,000 of cash.

As of June 30, 2007, we owed an aggregate of $11.8 million under the Debentures, comprising $6.1 million of principal and $5.7 million of accrued interest. Management has had preliminary discussions with the trustee for the Debentures but has not reached any agreements relating to the repayment of the Debentures. Management cannot currently predict the outcome of any future discussion or the terms of any agreements relating to the Debentures. Any failure to enter into an agreement to satisfy its obligations under the Debentures would have a material adverse effect on the financial condition and operations of the Company.

Liquidity and Operations Going Forward.

In light of the developments occurring over the course of the last year and the uncertainty relating to the Company’s ability to continue operating without the benefit of a license to utilize Key’s technology in its transdermal patch products, we are uncertain as to our future cash requirements and the sources and uses of cash. The board of directors and management cannot ascertain the Company’s prospects until we (i) settle outstanding payment and licensing issues with Key and (ii) achieve a settlement with respect to our obligations under the Debentures. We cannot be certain that we will achieve favorable results in either instance.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date hereof, the Company is party to four legal proceedings, as follows:

Key: See Part I, Item 2. Management’s Discussion and Analysis or Plan of Operation for a discussion of the action by Key against Hercon in the Federal District Court for the District of New Jersey.

York Realty LLC: On January 4, 2008, Transderm Laboratories Corporation, the Company’s 90% subsidiary, filed a Complaint for Declaratory Relief, Breach of Contract and Monetary Damages against York Realty Leasing, LLC (“York”) in the Court of Common Pleas of York County, Pennsylvania (the “Complaint”). The action arises out of York’s various correspondences to Transderm alleging that it is in breach of and default under the lease between the parties dated December 7, 2004 for failure to pay rent as provided in the lease. In the Complaint, the Company is seeking, among other things, a declaratory judgment to the effect that the lease is in full force and effect, that the Company is not in default under the lease and that Transderm is owed an amount on account with York which York has refused to credit to Transderm. On January 23, 2008, the Company filed an amended complaint in this matter seeking to clarify certain facts but otherwise requesting the same relief. York did not file a timely answer to the Company’s complaint and, upon further notice to York, the Court entered a default judgment in favor of the Company on February 26, 2008.

Aronowitz: In June 2004, Plaintiffs Jack Aronowitz (“Aronowitz”) and his companies, Health-Chem Diagnostics, LLC (“Diagnostics”) and Leon Services, LLC (“Leon,” which together with Aronowitz and Diagnostics are herein referred to as the “Plaintiffs”), filed a Complaint and subsequently, an Amended Complaint in the United States District Court Southern District of Florida (the “Court”) for breach of contract and foreclosure of a security interest against the Company. On December 2, 2005, the Court entered a Final Judgment and Order Closing Case, and ordered judgment on the jury verdict in the amount of $2,931,000 in favor of Plaintiffs, including $2.6 million for lost royalties and profits as a result of a breach of an agreement between the Plaintiffs and the Company executed in 2003. The Court also entered judgment for the Company in the amount of $25,000 for trademark infringement. The Company filed a Motion for Judgment As A Matter Of Law, and alternatively, Motion for New Trial to overturn the jury verdict. On February 14, 2006, the Appellate Court for the Eleventh Circuit issued an Amended Final Judgment, vacating the Court’s December 2, 2005 Final Judgment and Order Closing Case. The February 14, 2006 judgment reduced the award to the Plaintiffs and against the Company to the amount of $1.00 because the Plaintiffs did not present evidence sufficient to provide a reasonable certainty by which to calculate damages due to lost royalties and profits.

On February 27, 2006, the Plaintiffs filed an appeal from the Appellate Court’s February 14, 2006 Amended Final Judgment seeking to overturn the Appellate Court’s decision to, among other things, reduce the jury verdict from $2.6 million to $1. On January 15, 2008, the US Court of Appeals for the Eleventh Circuit affirmed the Appellate Court’s ruling on all counts except to allow the Appellate Court to reconsider the amount of damages sustained by the Plaintiffs in connection with the breach of the 2003 agreement. The Company believes, but cannot be certain, that unless the Plaintiffs present evidence sufficient to provide a reasonable certainty by which to calculate lost royalties and profits under the 2003 agreement, which it could not successfully achieve at the trial court, the jury’s initial $2.6 million award will not be reinstated, though there remain issues with respect to other claims for damages under the 2003 agreement in an amount equal to approximately $109,000.

The case is set for trial commencing April 28, 2008.

Andy Yurowitz: On February 25, 2008, Andy Yurowitz, a director and the former chief executive of Health-Chem and each of its subsidiaries, served each of Health-Chem and Hercon with a summons without complaint which was filed in The Supreme Court of the State of New York, Kings County on February 7, 2008. The summons also indicated that Andrew Levinson and Manfred Mayerfeld, members of the Boards of Health-Chem and Hercon, will be named in this action. The summons requires that each party file a notice of appearance in the action within a specified time after being served.

The summons states that the nature of the action and the relief sought is defendant’s breach of contract and failure to pay wages. Until the Company is served with and reviews the complaint with counsel, it is unable to comment upon the allegations or any potential defenses.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended June 30, 2007, the Company issued 887,500 shares of common stock upon the exercise of a like number of options for which it received gross proceeds of $88,750. The Company issued the shares pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2007, we were in default under the terms of 10.375% convertible subordinated Debentures due April 15, 1999 under the terms of an Indenture between the Company and Bankers Trust Company (now Deutsche Bank Trust Company Americas), as trustee (the “Trustee”). Interest on the Debentures was payable semi-annually on April 15 and October 15 in each year. At June 30, 2007, the Company owed an aggregate of $11.8 million of principal and interest to the holders of the outstanding debentures. A more complete discussion of the debentures and our default thereunder is included in the Company’s annual report on form 10-KSB for the year ended December 31, 2006 and the Company’s quarterly report on Form 10-QSB for the three months ended March 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On August 20, 2007, a note payable by Hercon in the amount of $167,000 at June 30, 2007 was cancelled under the terms of an agreement between Hercon and a client that had retained Hercon to undertake research and development activities on its behalf. The agreement provided that in the event that the client did not file certain documents with the United States Food and Drug Administration by May 30, 2006, the note was cancelable by Hercon and all amounts due thereunder would be forgiven by the note holder.

On May 14, 2007, James McTevia, in his capacity as Chief Restructuring Officer of the Company, terminated Andy Yurowitz as a paid employee of Health-Chem and each of its subsidiaries. Mr. Yurowitz’s status as an officer of Health-Chem and its subsidiaries was not affected by such termination. On November 22, 2007, the Board ratified the prior termination of Andy Yurowitz as a paid employee and terminated him as the Company’s Chief Executive Officer and President, for cause. Mr. Yurowitz continues to serve as a member of the board of directors of Health-Chem and its subsidiaries.

On November 22, 2007, the board of directors appointed Ron Burghauser, the chief financial officer of the Company and each of its subsidiaries, as the acting chief executive officer of the Company and each of its subsidiaries.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Description
10.1
Consent Judgment dated May 23, 2007, by the United States District Court, District of New Jersey entered a Final Judgment On Consent between Key Pharmaceuticals, Inc. and Hercon Laboratories Corporation.

10.2	Letter agreement dated July 23, 2007 between Key Pharmaceuticals, Inc. and Hercon Laboratories Corporation extending the temporary license to utilize Key’s technology through November 16, 2007.

10.3	Letter agreement dated February 12, 2008 between Key Pharmaceuticals, Inc. and Hercon Laboratories Corporation extending the temporary license to utilize Key’s technology through March 10, 2008.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH-CHEM CORPORATION

Name and Capacity	Date
/s/ Ronald J. Burghauser	March 20, 2008
By: Ronald J. Burghauser Acting Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer) (Principal Accounting Officer)